Form 10-Q
period 1996-10-05
KEEBLER CORP
filed 1996-11-19
CIK 1018848

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO
     SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 5, 1996
                                ---------------------------------------

Commission file number:  No. 333-8379
                         ----------------------------------------------


                                 KEEBLER CORPORATION

        Delaware                                            36-1894790
-------------------------------                         -------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                         677 Larch Ave., Elmhurst, IL  60126
                       ---------------------------------------
                       (Address of principal executive offices)

                                     630-833-2900
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

                                   Not applicable.
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                            if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    N/A        No
    ------------     -----------

Number of shares of common stock,   $1.00 par value, outstanding as of the
close of business on November 19, 1996:    1,000,000.

PART 1: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

                                KEEBLER CORPORATION

                            CONSOLIDATED BALANCE SHEETS

                                  (In Thousands)

                                                                 |     KEEBLER
                                                      UBIUS      |   CORPORATION
                                                    December 30, |    OCTOBER 5,
                                                       1995      |      1996
                                                    ------------ |   -----------
ASSETS                                                (Note)     |   (Unaudited)
                                                                 |
CURRENT ASSETS:                                                  |
                                                                 |
   Cash and cash equivalents                          $  2,978   |     $  4,282
   Trade accounts and notes receivable                 117,293   |      119,736
   Recoverable income taxes                              1,791   |            -
   Receivables from affiliates                           8,073   |            -
   Inventories:                                                  |
      Raw materials                                      9,284   |       22,340
      Package materials                                  9,696   |       11,717
      Finished goods                                    49,128   |       99,305
      Other                                                  -   |        1,235
                                                    ----------   | ------------
                                                        68,108   |      134,597
                                                                 |
   Deferred income taxes                                35,694   |       49,255
   Other                                                33,962   |       19,630
                                                    ----------   | ------------
      Total current assets                             267,899   |      327,500
                                                                 |
PROPERTY, PLANT, AND EQUIPMENT, NET                    392,727   |      451,180
                                                                 |
INTANGIBLES INCLUDING GOODWILL                          74,647   |      260,817
                                                                 |
PREPAID PENSION                                         23,836   |       32,994
                                                                 |
NOTES RECEIVABLE FROM AFFILIATE                        125,000   |            -
                                                                 |
ASSETS HELD FOR SALE                                    38,950   |            -
                                                                 |
OTHER ASSETS                                             3,827   |       24,605
                                                    ----------   | ------------
                                                                 |
      Total assets                                  $  926,886   | $  1,097,096
                                                    ----------   | ------------
                                                    ----------   | ------------

NOTE: THE CONSOLIDATED BALANCE SHEET AT DECEMBER 30, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                KEEBLER CORPORATION

                            CONSOLIDATED BALANCE SHEETS

                                  (In Thousands)

                                                                         |      KEEBLER
                                                              UBIUS      |    CORPORATION
                                                            December 30, |     OCTOBER 5,
                                                               1995      |       1996
                                                            ------------ |    -----------
                                                              (Note)     |    (Unaudited)
                                                                         |
LIABILITIES AND SHAREHOLDER'S EQUITY                                     |
                                                                         |
CURRENT LIABILITIES:                                                     |
   Commercial paper and revolving credit facilities         $  284,000   |    $       -
   Current maturities of long-term debt                         23,428   |       48,426
   Trade accounts payable                                       52,663   |       82,611
   Accrued liabilities                                         123,043   |      196,938
   Income taxes payable                                              -   |        2,627
   Restructuring reserves                                       38,168   |            -
   Accounts payable to affiliate                                 3,016   |            -
                                                            ----------   | ------------
      Total current liabilities                                524,318   |      330,602
                                                                         |
LONG-TERM DEBT                                                 130,200   |      409,462
                                                                         |
NOTES PAYABLE TO AFFILIATE                                     105,000   |            -
                                                                         |
OTHER LIABILITIES:                                                       |
   Deferred income taxes                                        43,806   |       72,714
   Postretirement/employment obligations                        44,603   |       39,939
   Plant and facility closing costs and severance                    -   |       34,448
   Deferred compensation                                        16,281   |       20,899
   Other                                                        10,921   |       14,353
                                                            ----------   | ------------
      Total other liabilities                                  115,611   |      182,353
                                                                         |
COMMITMENTS AND CONTINGENCIES                                            |
                                                                         |
CONSOLIDATED SHAREHOLDER'S EQUITY                                        |
   Common Stock (1,000 shares issued and outstanding)            1,000   |        1,000
   Additional paid-in capital                                  745,000   |      172,018
   Retained earnings (deficit)                                (694,243)  |        1,661
                                                            ----------   | ------------
      Total shareholder's equity                                51,757   |      174,679
                                                            ----------   | ------------
                                                                         |
      Total liabilities and shareholder's equity            $  926,886   | $  1,097,096
                                                            ----------   | ------------
                                                            ----------   | ------------

NOTE: THE CONSOLIDATED BALANCE SHEET AT DECEMBER 30, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             KEEBLER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                (In Thousands)

                                                               UBIUS                         |       KEEBLER CORPORATION
                                      ------------------------------------------------------ | ---------------------------------
                                            Forty              Twelve             Four       |   THIRTY-SIX          TWELVE
                                         Weeks Ended         Weeks Ended       Weeks Ended   |   WEEKS ENDED      WEEKS ENDED
                                       October 7, 1995    October 7, 1995   January 26, 1996 | OCTOBER 5, 1996   OCTOBER 5, 1996
                                      -----------------  ----------------   ---------------- | ----------------  ---------------
                                                                                             |
NET SALES                                $  1,201,910         $  375,419         $  101,656  |   $  1,171,354         $ 452,329
                                                                                             |
COSTS AND EXPENSES:                                                                          |
   Cost of sales                              567,220            174,363             54,870  |        560,719           217,348
   Selling, marketing, and                                                                   |
      administrative expenses                 669,117            210,072             71,427  |        574,495           221,274
   Other                                          262               (970)               857  |          1,181               767
                                           ----------         ----------          ---------  |       --------          --------
INCOME (LOSS) FROM OPERATIONS                 (34,689)            (8,046)           (25,498) |         34,959            12,940
                                                                                             |
INTEREST, NET                                  22,063              6,104               (116) |         26,991            10,428
                                           ----------         ----------          ---------  |       --------          --------
                                                                                             |
INCOME (LOSS) BEFORE INCOME TAXES             (56,752)           (14,150)           (25,382) |          7,968             2,512
   Income tax expense                               -                  -                  -  |          4,382             1,367
                                           ----------         ----------          ---------  |       --------          --------
INCOME (LOSS) FROM CONTINUING                                                                |
   OPERATIONS BEFORE EXTRAORDINARY                                                           |
   ITEM                                       (56,752)           (14,150)           (25,382) |          3,586             1,145
DISCONTINUED OPERATIONS:                                                                     |
   Income from operations of discontinued                                                    |
      frozen foods business, net of                                                          |
      income taxes                              5,201              2,296                  -  |              -                 -
   Gain on disposal of frozen foods                                                          |
      business, net of income taxes                 -                  -             18,910  |              -                 -
                                           ----------         ----------          ---------  |       --------          --------
                                                                                             |
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       (51,551)           (11,854)            (6,472) |          3,586             1,145
EXTRAORDINARY ITEM-LOSS ON EARLY                                                             |
   EXTINGUISHMENT OF DEBT (NET OF                                                            |
   INCOME TAXES OF $1,259)                          -                  -                  -  |          1,925                 -
                                           ----------         ----------          ---------  |       --------          --------
                                                                                             |
NET INCOME (LOSS)                          $  (51,551)        $  (11,854)         $  (6,472) |       $  1,661          $  1,145
                                           ----------         ----------          ---------  |       --------          --------
                                           ----------         ----------          ---------  |       --------          --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             KEEBLER CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                (In Thousands)

                                                                                          UBIUS               | KEEBLER CORPORATION
                                                                          ----------------------------------- | -------------------
                                                                               Forty              Four        |     THIRTY-SIX
                                                                            Weeks Ended        Weeks Ended    |     WEEKS ENDED
                                                                          October 7, 1995    January 26, 1996 |   OCTOBER 5, 1996
                                                                          ---------------    ---------------- |   -----------------
                                                                                                              |
CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES                                                       |
   Net income (loss)                                                        $  (51,551)          $  (6,472)   |        $  1,661
   Adjustments to reconcile net income to cash from                                                           |
       operating activities:                                                                                  |
       Discontinued operations                                                       -             (18,910)   |               -
       Depreciation and amortization                                            36,065               1,973    |          33,140
   Changes in assets and liabilities:                                                                         |
       Trade accounts and notes receivable, net                                 (2,365)             22,068    |           9,501
       Receivables/payables from affiliates, net                                (3,611)             (1,941)   |               -
       Inventories                                                             (12,210)              3,498    |         (36,509)
       Income taxes payable                                                          -                  25    |           3,544
       Other current assets                                                    (19,478)              1,737    |             (95)
       Accounts payable and other current liabilities                           (3,296)             12,296    |          38,211
       Accrued liabilities                                                     (31,652)            (14,469)   |         (35,104)
   Other, net                                                                    9,497                (190)   |          (2,031)
                                                                              --------            --------    |         --------
          Cash provided from (used by) operating activities                    (78,601)               (385)   |           12,318
                                                                                                              |
CASH FLOWS PROVIDED FROM (USED BY) INVESTING ACTIVITIES                                                       |
   Property additions                                                          (34,114)             (3,228)   |          (17,989)
   Proceeds from property disposals                                              1,382                 682    |            3,362
   Disposition of frozen foods business                                              -              67,749    |                -
   Disposition of salty snacks business                                              -                  (5)   |                -
   Working capital adjustment paid by United Biscuits                                -                   -    |           32,609
   Acquisition of Sunshine Biscuits, Inc. net of cash acquired                       -                   -    |         (142,670)
                                                                              --------            --------    |         --------
      Cash provided from (used by) investing activities                        (32,732)             65,198    |         (124,688)
                                                                                                              |
CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES                                                       |
   Capital contributions                                                       445,000                   -    |                -
   Loss on early extinguishment of debt                                              -                   -    |            1,925
   Payment on long-term borrowings                                              (9,949)             (2,377)   |         (137,484)
   Proceeds from long-term borrowings                                                -                   -    |          250,097
   Commercial paper and revolving credit facilities, net                       110,000             (60,100)   |                -
   Change in intercompany                                                     (445,000)                  -    |                -
                                                                              --------            --------    |         --------
      Cash provided from (used by) financing activities                        100,051             (62,477)   |          114,538
                                                                              --------            --------    |         --------
      Increase (decrease) in cash and cash equivalents                         (11,282)              2,336    |            2,168
      Cash and cash equivalents at beginning of period presented                12,543               2,978    |            2,114
                                                                              --------            --------    |         --------
      Cash and cash equivalents at end of period presented                    $  1,261            $  5,314    |         $  4,282
                                                                              --------            --------    |         --------
                                                                              --------            --------    |         --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                 KEEBLER CORPORATION

                      Notes to Consolidated Financial Statements
                                     (Unaudited)
-------------------------------------------------------------------------------
1. INTERIM FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements were omitted. The interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto. The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

The financial statements for Keebler Corporation include the financial statements of the predecessor company (see Note 5) for all periods and dates through January 26, 1996, the date Keebler Corporation was acquired by INFLO Holdings Corporation, and the successor company for all periods and dates subsequent to January 26, 1996. This distinction between predecessor/successor financial statements has been made by inserting a double line between such financial statements.

2. ACQUISITION OF KEEBLER CORPORATION BY INFLO HOLDINGS CORPORATION

On January 26, 1996, UB Investments (Netherlands) B.V., ultimately a wholly-owned subsidiary of United Biscuits (Holdings) plc., a publicly held company in the United Kingdom, sold (the "Keebler Acquisition") all the stock of UB Investments US Inc. (UBIUS) to INFLO Holdings Corporation (INFLO). Subsequent to the acquisition, UBIUS ("predecessor company") changed its name to Keebler Corporation (the Company). The aggregate gross purchase price of $487.5 million (excluding fees and expenses paid at closing of approximately $15.3 million) was financed by $125.0 million in equity from INFLO, $200.0 million in Senior Term Notes, $125.0 million in Increasing Rate Notes, the assumption of $20.3 million in existing senior indebtedness of the Company and a note payable (Seller Note) by INFLO to UB Investments (Netherlands) B.V. for $32.5 million. The Seller Note does not bear interest until January 26, 1999 and has been accounted for as a capital contribution to Keebler Corporation at a discounted value of $24.4 million. In addition, Keebler Corporation, subsequent to the purchase by INFLO, received a working capital adjustment of $32.6 million from United Biscuits pursuant to the terms of the stock purchase agreement between INFLO and United Biscuits.

2. ACQUISITION OF KEEBLER CORPORATION BY INFLO HOLDINGS CORPORATION -
   (CONTINUED)

The Keebler Acquisition has been accounted for as a purchase. Under purchase accounting, the total purchase price and the fair value of liabilities assumed has been allocated to the tangible and intangible assets of Keebler Corporation based upon their respective fair values. The assigned values reflected in the October 5, 1996 balance sheet include estimates which may be revised during fiscal 1996. Using the current assigned values, the acquisition resulted in intangibles, including goodwill, of $138.9 million, which is being amortized over a 40-year period.

The following provides a preliminary allocation of the purchase price.

                     (IN MILLIONS)
Purchase Price                                                        $487.5
Less:  Discount recorded on seller note of $32.5 million                 8.2
Less:  Assets acquired                                                 814.0
Plus:  Liabilities assumed                                             767.9
Less:  Preliminary asset purchase price allocation
   - Cash                                                   $(3.2)
   - Trade receivables                                       32.8
   - Receivables from affiliates                            (39.9)
   - Inventory                                                1.6
   - Deferred tax assets                                     42.2
   - Property, plant and equipment                           46.6
   - Pension asset                                           20.6
   - Note receivable from affiliate                        (133.0)
   - Other assets                                           (16.3)
   - Historical goodwill                                    (52.5)    (101.1)
                                                           ------
Plus:  Preliminary liability purchase price allocation
   - Commercial paper                                      (223.9)
   - Trade accounts payable                                   2.5
   - Accrued liabilities                                     (3.9)
   - Income tax payable                                       1.8
   - Restructuring reserves                                  23.2
   - Note payable to affiliate                             (105.0)
   - Debt                                                  (130.4)
   - Deferred tax liabilities                                54.7
   - Postretirement/postemployment obligations              (17.5)
   - Other                                                    3.1     (395.4)
                                                           ------     ------
Unallocated excess purchase price over net assets
   acquired
                                                                      $138.9
                                                                      ------
                                                                      ------

3. ACQUISITION OF SUNSHINE BISCUITS, INC.

On June 4, 1996 (acquisition date), the Company acquired (the "Sunshine Acquisition") Sunshine Biscuits, Inc. (Sunshine) from G.F. Industries, Inc.
(GFI) for an aggregate consideration of $171.6 million (excluding related fees and expenses paid at closing of approximately $2.2 million). The Sunshine Acquisition was funded by (i) $150.2 million in cash, of which $36.2 million was provided by Keebler's existing cash sources and $114.0 million was financed by borrowings under the Amended and Restated Credit Agreement (see Note 9), and
(ii) the issuance to GFI of approximately $23.6 million of INFLO common stock and warrants, which was accounted for as a capital contribution. These shares and warrants represent 13.2% of INFLO's common stock on a fully diluted basis.

The following provides a preliminary allocation of the purchase price.

                     (IN MILLIONS)
Purchase Price                                                        $171.6
Less:  Assets acquired                                                 194.8
Plus:  Liabilities assumed                                             190.1
Less:  Preliminary asset purchase price allocation
   - Receivables from affiliates                            $(2.8)
   - Inventory                                                3.7
   - Fixed asset writedown                                  (42.0)
   - Other assets                                            (2.8)     (43.9)
                                                            -----      -----
Plus:  Preliminary liability purchase price allocation
   - Accrued liabilities                                      1.7
   - Payable to affiliates                                  (12.5)
   - Debt                                                   (77.0)
   - Other                                                   (0.1)     (87.9)
                                                            -----      -----
Unallocated excess purchase price over net assets
   acquired                                                           $122.9
                                                                      ------
                                                                      ------

Results of operations for Sunshine from the acquisition date to September 30, 1996 have been included in the consolidated statements of operations for the thirty-six weeks ended October 5, 1996, while Sunshine's results of operations from July 1, 1996 to September 30, 1996 have been included in the twelve weeks ended October 5, 1996. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at January 1, 1996. This forty week period includes the four week period results of the predecessor company and the thirty-six week period results of the Company. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation based on preliminary estimates of the fair values of the property, plant, and equipment acquired, and amortization of the intangibles arising from the transaction. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                   Unaudited
                                         ----------------------------
                                                FORTY WEEKS ENDED
                                         ----------------------------
                                         OCTOBER 7,         OCTOBER 5,
                                           1995               1996
                                         ----------------------------
                                                 (In Thousands)
           Net sales                       $1,677,634      $1,504,927
           Loss before income taxes        $ (104,332)     $  (32,079)
           Net loss                        $  (78,540)     $  (18,357)

4. FISCAL PERIODS PRESENTED

Keebler Corporation's fiscal year consists of thirteen four-week periods. Typically, the first quarter would consist of four four-week periods. The Keebler Acquisition closed on the last day of the first four-week period. The 1996 year-to-date information can be derived by the sum of the thirty-six weeks ended October 5, 1996 of Keebler Corporation and the four weeks ended January 26, 1996 of UBIUS. The statements of operations and cash flows for the forty weeks ended October 7, 1995 have been presented for the predecessor company.

5. PREDECESSOR COMPANY FINANCIAL STATEMENTS

During July, 1995, the predecessor company adopted plans to discontinue the operations of its frozen foods business. On January 9, 1996, UB Investments (Netherlands) B.V. sold the frozen foods business to Windsor Food Company Ltd. for $70 million. A gain on sale of $18.9 million was recorded in the four week period ended January 26, 1996. Income from discontinued operations relating to frozen foods business was $2.3 million and $5.2 million for the twelve and forty weeks ended October 7, 1995, respectively. Net sales from these operations were $17.2 million and $54.0 million, for the twelve and forty weeks ended October 7, 1995, respectively. Expenses charged against discontinued operations include expenses associated with the costs of production, marketing, and specific administrative expenses. Expenses do not include an allocation of shared selling, distribution, and general administrative costs. The net assets of the frozen foods business as of and for the year ended December 30, 1995 were $47.7 million. Included in the net assets were inventory, prepaids, fixed assets, and certain accrued liabilities.

On May 20, 1995, the predecessor company adopted plans to sell the salty snacks business. The decision to sell the salty snacks business was based on the overcapacity in a highly competitive industry. Late in 1995, it was determined that the predecessor company would not be able to sell the three operating salty snacks plants as a single unit. A buyer was found for selected assets which included the production plant in Bluffton, Indiana.
The remaining production plants were closed down. The aggregate value of the net assets held for sale was $116.5 million. The predecessor company recorded an $86.5 million charge for the expected costs associated with exiting the salty snacks business. The charge was comprised of $77.6 million related to the write-down of the net assets to their net realizable value. In addition, $8.9 million was recorded for estimated severance and other costs associated with the liquidation of the salty snacks business.
Net sales of the salty snacks business for the twelve and forty weeks ended October 7, 1995 were $29.6 million and $115.0 million, respectively. During these periods, the salty snacks operating results before allocations of fixed selling, distribution, and general administrative expenses were losses of $4.1 million and $15.2 million, respectively.

6. TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable were net of allowances of $3.6 million at December 30, 1995 and $5.2 million at October 5, 1996.

7. PROPERTY, PLANT & EQUIPMENT

A summary of property, plant and equipment, including related accumulated depreciation follows:



       (IN THOUSANDS)                   DECEMBER 30,   |     OCTOBER 5,
                                           1995        |       1996
                                       ------------    |     ----------
                                                       |
      Land                             $  12,899       |     $  23,417
      Buildings                          156,200       |       118,295
      Machinery and equipment            531,007       |       252,227
      Office furniture and fixtures       49,589       |        32,409
      Delivery equipment                   6,150       |         3,989
      Construction in progress            37,264       |        48,925
                                       ------------    |     ----------
                                         793,109       |       479,262
     Accumulated depreciation           (400,382)      |       (28,082)
                                       ------------    |     ----------
                                       $ 392,727       |     $ 451,180
                                       ------------    |     ----------
                                       ------------    |     ----------

Property, plant and equipment is depreciated on a straight line basis over the estimated useful lives of the depreciable assets. Buildings are depreciated
over a useful life of ten to forty years.   Machinery and equipment is
depreciated over a useful life of eight to twenty-five years. Office furniture and fixtures are depreciated over useful lives of five to fifteen years. Delivery equipment is depreciated over a twelve year life.

8. SUPPLEMENTAL CASH FLOW DISCLOSURES

                       FOR THE FORTY      FOR THE FORTY    |   FOR THE THIRTY-SIX
                        WEEKS ENDED        WEEKS ENDED     |      WEEKS ENDED
                      OCTOBER 7, 1995    JANUARY 26, 1996  |    OCTOBER 5, 1996
                      ---------------    ----------------  |   ------------------
                                                           |
                                          (In Thousands)   |
  Interest paid           $13,106             $3,032       |        $19,659
  Income taxes paid       $ 1,266             $  -         |        $ 1,217


9. DEBT COMMITMENTS

Long-term debt consisted of the following as of October 5, 1996:

                                INTEREST    FINAL            OCTOBER 5,
                                  RATE     MATURITY            1996
-------------------------------------------------------------------------
                                                           (In Thousands)
Revolving Loans               8.7592%   January 31, 2002     $  23,600

Term-A Loans           7.7685-8.4400%   January 31, 2002       135,500
Term-B Loans           8.2685-8.9400%   July 31, 2003           89,625
Term-C Loans           8.5185-9.1900%   July 31, 2004           64,738

Senior Subordinated Notes     10.750%   July 1, 2006           125,000

Other Senior Debt             various   2001-2005               19,425
                                                               -------
                                                               457,888
Less: Current maturities                                        48,426
                                                              --------
                                                             $ 409,462
                                                              --------
                                                              --------

The Company's primary credit financing as of October 5, 1996 was provided by a $447.9 million Amended and Restated Credit Agreement consisting of a $155.0 million Revolving Loan facility and three Term Loans (Term Loans A, B and C) of which the current outstanding balance aggregates to $289.9 million. Interest on the Revolving Loans and Term Loans is calculated based upon a Base Rate plus applicable margin. The Base Rate can, at the Company's option, be 1) the higher of the base domestic lending rate as established by the Administrative Agent for the Lenders under the Credit Agreement, or the Federal Funds Rate plus one-half of one-percent, or 2) a reserve percentage adjusted LIBO Rate as offered by the Administrative Agent's office in London. Base Rate loan interest rates fluctuate immediately based upon a change in the established Base Rate by the Administrative Agent.

Any unused borrowings under the Revolving Loan facility are subject to a commitment fee, which will vary from 0.25% - 0.5% based upon the relationship of debt to adjusted earnings.

As of October 5, 1996, the Company had a Revolving Loan facility with a nominal available balance of $155.0 million. Actual available borrowings under the Revolving Loan facility can be reduced by the level of qualifying working capital as defined in the Company's Credit Agreement. This gross available balance is further reduced by certain letters of credit totaling $10.9 million and outstanding borrowings. As of October 5, 1996, borrowings under the Revolving Loan facility were $23.6 million.

On January 30, 1996, the Company entered into a swap transaction with the Bank of Nova Scotia, who also serves as the Administrative Agent for the Lenders under the Credit Agreement. The swap transaction had the effect of converting the base rate on $170.0 million of the Term Loans to a fixed rate obligation of 5.0185% plus applicable margin through February 1, 1999. The maturity date on the swap transaction can be extended to February 1, 2001 at the option of the Bank of Nova Scotia on January 28, 1999.

The Increasing Rate Notes issued to finance the acquisition of the Company were exchanged in June 1996 through a private placement offering for new 10.75% Senior Subordinated Notes due 2006 (the Private Notes). The Company recorded a before-tax extraordinary loss of $3.2 million on the early extinguishment of the Increasing Rate Notes. The loss consists primarily of bank fees incurred at the time the Increasing Rate Notes were issued. The after-tax loss was $1.9 million.

Pursuant to an exchange and registration rights agreement, the Company has registered its 10.75% Senior Subordinated Notes due 2006 (the Exchange Notes together with the Private Notes, the Notes) under the Securities Act of 1933, which the Company intends to offer in exchange for the Private Notes. Private Notes were issued and the Exchange Notes will be issued under an indenture dated June 15, 1996 between the Company, the Company's Restricted Subsidiaries (as defined in the indenture), and the U.S. Trust Company of New York, as trustee. The Notes are unsecured senior subordinated obligations of the Company guaranteed by the Restricted Subsidiaries. Interest on the Notes will be paid semi-annually on January 1 and July 1 of each year, commencing January 1, 1997. At the Company's option, the Notes can be redeemed on or prior to July 1, 1999 up to 35.0% of the aggregate original principal following a public equity offering at a redemption price of 110.0%.

Other senior debt of $8.9 million has been classified as a current maturity of long-term debt pending any required amendments or modifications to the obligations as a result of the sale of UBIUS and its subsidiaries.

10. STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY FOR THE PERIOD FROM DECEMBER 30, 1995 THROUGH OCTOBER 5, 1996

                                                      ADDITIONAL   RETAINED
                                             COMMON    PAID-IN     EARNINGS
                                             STOCK     CAPITAL     (DEFICIT)     TOTAL
                                             ------   ----------   ---------    -------
                                                         (IN THOUSANDS)
Balance, December 30, 1995 (Predecessor
Company)                                     $1,000    $745,000     $(694,243)  $51,757
Net loss for the four weeks (Predecessor
Company)                                                               (6,472)   (6,472)
Purchase of Keebler by INFLO Holdings
Corporation effective January 26, 1996                 (596,582)      700,715   104,133
Issuance of INFLO common stock and warrants
to GFI                                                   23,600                  23,600
Net income for the thirty-six weeks                                     1,661     1,661
                                            -------    --------    ----------   -------
Balance, October 5, 1996                    $1,000     $172,018        $1,661  $174,679
                                            -------    --------    ----------   -------
                                            -------    --------    ----------   -------

11. GUARANTEES OF NOTES

The subsidiaries of the Company that are not Guarantors of the Company's Notes are inconsequential (which means that the total assets, revenues, income or equity of such non-guarantors, both individually and on a combined basis, is less than 3% of the Company's consolidated assets, revenues, income or equity), individually and in the aggregate, to the consolidated financial statements of the Company. The Guarantees are full, unconditional, and joint and several. Separate financial statements of the Guarantors are not presented because management has determined that they would not be material to investors in the Notes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SET FORTH BELOW IS A DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWELVE AND FORTY WEEKS ENDED OCTOBER 5, 1996 AND OCTOBER 7, 1995. THE FORTY WEEKS ENDED OCTOBER 5, 1996 INCLUDE FOUR WEEKS OF UBIUS UNDER FORMER MANAGEMENT AND THIRTY-SIX WEEKS OF KEEBLER CORPORATION UNDER CURRENT MANAGEMENT. THE 1995 FINANCIAL RESULTS AND THE FIRST FOUR WEEKS OF 1996 INCLUDE THE FINANCIAL INFORMATION RELATING TO THE SALTY SNACKS BUSINESS AND PRESENT THE FROZEN FOOD BUSINESS AS A DISCONTINUED OPERATION, BOTH OF WHICH WERE SOLD OR LIQUIDATED BY UBIUS PRIOR TO THE CONSUMMATION OF THE KEEBLER ACQUISITION. THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND OF LIQUIDITY AND CAPITAL RESOURCES SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF KEEBLER CORPORATION AND RELATED NOTES THERETO APPEARING ELSEWHERE.

RESULTS OF OPERATIONS

Operating results in 1996 reflect the impact of additional expense associated with the acquisition of Keebler by INFLO Holdings Corporation. As a result of the acquisition, $2.8 million of additional depreciation expense was recognized in the thirty-six week period ended October 5, 1996. In addition, the Company's debt structure carries higher interest rates than that of the predecessor company. The higher cost of debt and the amortization of debt issuance costs resulted in interest charges for the forty weeks ended October 5, 1996 being $4.8 million higher as compared to the prior year. Under a preliminary allocation of the purchase price, $138.9 million of intangibles, including goodwill, was recorded which accounts for $2.4 million of amortization expense for the thirty-six week period ended October 5, 1996 as compared to $1.5 million in the comparable prior year period.

The financial results of UBIUS for the forty weeks ended October 7, 1995 included the results of operations of the salty snacks business. The salty snacks business, prior to the Keebler Acquisition, was divested or liquidated by prior management as a contractual condition of the Keebler Acquisition. The condensed results of operations of this business, excluding allocations of fixed selling, distribution, and general administrative expenses, for the twelve weeks and forty weeks ended October 7, 1995 were as follows:

                           FOR THE PERIODS ENDED
                               OCTOBER 7, 1995
                      -----------------------------
                      TWELVE WEEKS      FORTY WEEKS
                      -----------------------------
                              (In Millions)
Net sales                $29.6            $115.0
Loss from operations      (4.1)            (15.2)


The financial results of UBIUS included the results of operations of the frozen foods business for the forty weeks ended October 7, 1995 as a discontinued operation.

The Company's results of operations for the forty weeks ended October 5, 1996 include the results of operations of Sunshine from the acquisition date of June 4, 1996 to September 30, 1996; while the Company's results of operations for the twelve weeks then ended include Sunshine's operating results from July 1, 1996 to September 30, 1996. The Company's results for the thirty-six weeks have been combined with the operating results of the predecessor company for the four weeks ended January 26, 1996 to compare the first forty week periods of 1995 and 1996. Results of operations expressed as a percentage of net sales for the twelve weeks (third quarter) and forty weeks ended October 5, 1996 and October 7, 1995 are set forth below:

                                         TWELVE WEEKS ENDED       FORTY WEEKS ENDED
                                       ---------------------    ----------------------
                                       OCTOBER 7,  OCTOBER 5,   OCTOBER 7,  OCTOBER 5,
                                         1995        1996         1995         1996
                                       ---------   ---------    ---------   ----------
Net sales                               100.0%      100.0%       100.0%       100.0%
Cost of sales                            46.4        48.0         47.2         48.3
                                        ------      ------       ------        -----
Gross profit                             53.6        52.0         52.8         51.7
Selling, marketing and admin. expenses   56.0        48.9         55.7         50.7
Other                                    (0.3)        0.2            -          0.2
                                        ------      ------       ------        -----
Income from operations                   (2.1)        2.9         (2.9)         0.8
Interest, net                             1.6         2.3          1.8          2.1
                                        ------      ------       ------        -----
Income (loss) before income taxes        (3.7)        0.6         (4.7)        (1.3)
Income tax expense                          -         0.3            -          0.3
                                        ------      ------       ------        -----
Income (loss) before extraordinary item  (3.7)        0.3         (4.7)        (1.6)
Income from operations of discontinued
   frozen foods, net of income taxes      0.6           -          0.4            -
Gain on disposal of frozen foods
   business, net of income taxes            -           -            -          1.5
                                        ------      ------       ------        -----
Income (loss) before extraordinary item  (3.1)        0.3         (4.3)        (0.1)
Extraordinary item-loss on early
   extinguishment of debt (net of income
   taxes of $1,259)                         -           -            -          0.2
                                        ------      ------       ------        -----
Net income (loss)                        (3.1)%       0.3%        (4.3)%       (0.3)%
                                        ------      ------       ------        -----
                                        ------      ------       ------        -----
EBITDA                                    0.8%        5.5%         0.1%         3.5%
                                        ------      ------       ------        -----
                                        ------      ------       ------        -----

NET SALES. Net sales increased $76.9 million or 20.5% over net sales in third quarter 1995. For the forty weeks, net sales of $1,273.0 million were $71.1 million, or 5.9% higher than the same period in 1995. Net sales in 1996 include Sunshine revenues of $162.1 million ($110.7 million in the third quarter), while net sales in 1995 included sales of the salty snacks business of $115.0 million ($29.6 million in the third quarter). After adjusting for these changes in the Company's business, the year-on-year sales increase was $24.0 million or up 2.2%. The increase was principally due to selected price increases in Keebler branded cookies and crackers, and sales volume increases in both Keebler's private label products and baked products custom manufactured ("custom products") for other marketers of branded foods. Sales of Keebler private label products increased significantly as a result of new products and the broadened distribution of the private label cracker program begun in late 1995. Increased sales of custom products benefited from the increased demand of a major customer.

GROSS PROFIT. Gross profit as a percentage of net sales for the twelve weeks ended October 5, 1996 decreased 1.6 percentage points to 52.0% versus 53.6% for the comparable period of 1995. For the first forty weeks, gross profit margins of 51.7% were 1.1 percentage points below those of the same period for the prior year. The decrease was principally attributable to higher flour and sugar prices and the inclusion of sales of Sunshine products, which generally carry a lower gross margin than Keebler products. Sunshine's gross profit for the third quarter of 1996 was $52.3 million or 47.3% of Sunshine net sales. These factors more than offset significant gross profit margin improvements achieved through more balanced production, reductions in fixed overhead costs, and selected price increases on certain Keebler products.

SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. Selling, marketing, and administrative costs, increased $11.2 million but decreased 7.1 percentage points as a percent of net sales in the third quarter 1996 compared to the third quarter 1995. Selling, marketing and administrative expenses as a percentage of net sales were approximately 48.9% for the third quarter and 50.7% of the first forty weeks of 1996 as compared to 56.0% and 55.7%, respectively, for the comparable periods of 1995. The dollar increase was primarily due to the inclusion of Sunshine, which contributed $58.2 million to selling, marketing and administrative costs of the Company in the third quarter 1996. The improvement as a percent of net sales was principally accomplished through a targeted marketing strategy behind Keebler products and the Company's cost reduction program to rationalize the selling and administrative cost structure.

OTHER. Other income and expense for the twelve weeks ended October 5, 1996 was $0.8 million of expense compared to $1.0 million of income for 1995. For the first forty weeks, other expense was $1.8 million higher in 1996 compared to the prior year principally reflecting higher amortization resulting from both the Keebler and Sunshine acquisitions.

INCOME FROM OPERATIONS. Income from operations was $12.9 million for the twelve weeks ended October 5, 1996, an improvement of $21.0 million over income from operations for the comparable period of 1995. Year-to-date, income from operations of $9.5 million was $44.2 million higher than the comparable period in 1995. The increase resulted mainly from the divestiture of the salty snacks business by the predecessor company prior to the Keebler Acquisition, gross margin improvements on Keebler branded products, more efficient marketing expenditures, and reduced selling and corporate overhead costs. Year-to-date, income from operations as a percentage of net sales increased from (2.9)% to 0.8%.

INTEREST EXPENSE. For the twelve weeks ended October 5, 1996, net interest expense was $10.4 million and $26.9 million for the first forty weeks in 1996 compared to $6.1 million and $22.1 million, respectively, for the comparable periods of 1995. The increase was due to the overall borrowings carrying a higher average interest rate as compared to the prior year and higher overall borrowings for the twelve week period ended October 5, 1996.

INCOME TAXES. The Company provided for income taxes at an effective tax rate of 55.0% for the thirty-six weeks ended October 5, 1996. The predecessor company did not provide for any income tax expense for the four week period ended January 26, 1996. The effective tax rate was higher than the statutory rate because of nondeductible expenses (principally, amortization of intangibles including goodwill). In 1995, there was no provision for income taxes due to operating losses and no ability to carryback the losses to recover taxes paid in prior years.

DISCONTINUED OPERATIONS. During 1995, the predecessor company decided to dispose of the frozen food business, and therefore, presented the operations of that business as discontinued in the statement of operations. In the first four weeks of 1996, a gain of $18.9 million on the disposal of the frozen food business was recognized.

EXTRAORDINARY ITEM NET OF INCOME TAXES. A before-tax extraordinary loss of $3.2 million on the early extinguishment of debt was recognized in the second quarter 1996. The loss consisted primarily of bank fees incurred when the Company refinanced the Increasing Rate Notes with Senior Subordinated Notes. The tax benefit on the extraordinary loss was $1.3 million resulting in an after-tax loss of $1.9 million.

NET INCOME (LOSS). Net income of $1.1 million for the twelve week period ended October 5, 1996 was up $13.0 million from the net loss of $11.9 million in the comparable period a year ago. For the first forty weeks of 1996, the net loss of $4.8 million represented a substantial improvement over the $51.6 million net loss for the prior year. The improvement over the prior year was attributable to operating improvements, the divestiture of the unprofitable salty snacks business, and the inclusion of a $18.9 million gain on the disposition of the frozen food business.

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, extraordinary items, gains on disposal of businesses, and results of discontinued operations. EBITDA for the twelve and forty weeks ended October 5, 1996 were $24.7 million and $44.6 million, respectively, versus EBITDA of $2.8 million and $1.4 million for the comparable periods in 1995. The significant improvement resulted from operational improvements that positively benefited earnings and the divestiture of the unprofitable salty snacks business.

LIQUIDITY AND SOURCES OF CAPITAL

A condensed cash flow statement follows:

                                                       FORTY WEEKS ENDED
                                                  ----------------------------------
                                                  OCTOBER 7, 1995    OCTOBER 5, 1996
                                                  ----------------------------------
                                                            (IN THOUSANDS)
Cash (used by) provided from operating activities   $  (78,601)         $  11,933
Cash (used by) provided from investing activities      (32,732)           (59,490)
Cash (used by) provided from financing
  activities                                           100,051             52,061
                                                    --------------------------------
Increase (decrease) in cash and cash
  equivalents                                       $  (11,282)         $   4,504
                                                   ---------------------------------
                                                   ---------------------------------

Cash provided from operating activities increased $90.5 million for the forty weeks ended October 5, 1996 over the cash used in operations in the comparable period of 1995. The significant increase reflects the $27.8 million net earnings improvement along with a lower investment in accounts receivable and higher accounts payable and other current liabilities. Offsetting the increase in cash provided from operations was an increase in inventories in anticipation of higher sales. Sunshine's working capital requirements decreased $6.3 million since the date of acquisition principally due to lower trade accounts receivable.

Cash used by investing activities increased by $50.4 million. The increase was directly attributed to an investment of $142.7 million made for the acquisition
of Sunshine.   Offsetting cash used in acquiring Sunshine was the receipt of a
$32.6 million working capital adjustment paid by United Biscuits in connection with INFLO's acquisition of Keebler and a $67.7 million source of cash resulting from the disposition of the frozen food business. In addition, capital expenditures were down $12.9 million from the prior year reflecting the near completion of reinvestment into a more contemporary information technology platform and tighter restrictions on additional capital spending by new management.

Cash flow provided from financing activities in 1996 reflects borrowings associated with the acquisition of Sunshine and loss on the early extinguishment of debt used to finance the Keebler Acquisition. The cash provided from financing activities of $100.1 million in 1995 was through commercial paper borrowings used to finance operating losses, capital expenditures and cash paid against restructuring reserves.

As of October 5, 1996, the Company's long-term debt was $457.9 million of which current maturities were $48.4 million. As of October 5, 1996, available borrowings under the Company's Revolving Loan facility were $120.5 million. The Company has spent approximately $17.9 million on capital expenditures in fiscal 1996, excluding expenditures in the first four weeks of 1996 in which the predecessor company spent $3.2 million. As of October 5, 1996, the Company had approximately $4.3 million in cash and cash equivalents. The Company expects that available cash and existing short-term credit facilities will be sufficient to meet its normal operating requirements for the foreseeable future.

PART II:   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a) Exhibit 27 - Financial Data Schedule.
    b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the twelve weeks ended October 5, 1996.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        KEEBLER CORPORATION



November 19, 1996         /s/ Sam K. Reed
------------------------  ------------------------------------------
Date                      By:  Sam K. Reed
                               President and Chief Executive Officer


November 19, 1996         /s/ E. Nichol McCully
------------------------  ------------------------------------------
Date                      By:  E. Nichol McCully
                               Sr. Vice President and Chief Financial Officer


November 19, 1996         /s/ James T. Spear
------------------------  ------------------------------------------
Date                      By:  James T. Spear
                               Vice President Finance and Corporate Controller
                               Chief Accounting Officer