Form 10-K405
period 1996-12-28
KEEBLER CORP
filed 1997-03-28
CIK 1018848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 (NO FEE REQUIRED)

                       FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 333-8379
                              KEEBLER CORPORATION

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 36-1894790
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification No.)

            677 LARCH AVE.
          ELMHURST, ILLINOIS                              60126
   (Address of principal executive                      (Zip Code)
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 833-2900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

      $125,000,000 OF ITS 10 3/4% SENIOR SUBORDINATED NOTES DUE 2006 WHICH ARE FULLY AND UNCONDITIONALLY GUARANTEED BY THE RESTRICTED SUBSIDIARIES.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 27, 1997, WAS 1,000,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL BUSINESS DESCRIPTION

    Keebler Corporation and its subsidiaries (the "Company") are engaged in the manufacture, distribution and sale of consumer food products. The Company, primarily through its Keebler Company ("Keebler") and Sunshine Biscuits, Inc. ("Sunshine") subsidiaries, produces and distributes a broad line of cookie and cracker ("biscuit") products as well as other consumer food products.

    The Company was organized under the laws of the State of Delaware as UB Investments US Inc. ("UBIUS") on July 14, 1992. The Company was acquired from UB Investments (Netherlands) B.V. on January 26, 1996 by INFLO Holdings Corporation ("INFLO"), a corporation jointly controlled by Artal Luxembourg S.A. ("Artal") and Flowers Industries, Inc. ("Flowers"). In conjunction with the acquisition of Keebler, INFLO sold 2.5% of its then outstanding shares of common stock, with a par value of $.01 per share ("INFLO Common Stock"), to management. On June 4, 1996, the Company acquired Sunshine from G.F. Industries, Inc. ("GFI"). As part of the consideration paid in the sale of Sunshine, GFI was issued $23.6 million of INFLO Common Stock and warrants to purchase shares of INFLO Common Stock. In addition, shares of INFLO Common Stock were sold to new members of management. As of December 28, 1996, all issued and outstanding shares of INFLO Common Stock are owned by Artal (45.1%), Flowers (45.1%), GFI (7.3%), and management (2.5%).

    The Company competes in the U.S. retail biscuit market which in 1996 generated sales of more than $8 billion, of which $6.3 billion was through supermarkets. The U.S. biscuit market is relatively stable and has experienced slow but steady growth over the past twenty years. Since 1992, sales of private label products have been growing faster than the biscuit market. The principal reason for this growth has been the advent of brand-standard-equivalent private label products, which are similar in quality to branded products but are often available at significantly lower prices.

    The Company is the second largest biscuit manufacturer in the U.S. as measured by Information Resources, Inc. ("IRI") for the year ended December 28, 1996. The Company's principal product groups include branded and private label biscuit products (which are sold in a variety of different flavors, shapes, fat contents, sizes, weights, and packages), pie crusts and ice cream cones for retail and foodservice markets, and custom-baked products for other marketers of branded food products.

    The Company has a number of well recognized brands that trade under the Keebler and Sunshine labels. Major brands include: CHEEZ-IT, CHEEZ-IT PARTY MIX, CHIPS DELUXE, CLUB, FUDGE SHOPPE, HI-HO, HYDROX, KRISPY, MUNCH'EMS, SANDIES, SUNSHINE GOLDEN FRUIT, TOWN HOUSE, VIENNA FINGERS, WHEATABLES, and ZESTA, among others. The Company imports and distributes the Carr's line of crackers and manufactures and distributes Ready Crust pie crust products.

    In addition to its retail branded products, the Company also produces private label biscuits, products for the foodservice market, and various baked products for other branded food companies. The Company is the leading supplier of private label cookie products to supermarkets as measured by IRI. The Company is the largest supplier of biscuits to the foodservice market as reported by the International Foodservice Manufacturers Association.

    The Company's marketing strategy for its products is to consistently provide a high quality product, maximize mass distribution and deliver the greatest possible consumer value in terms of price and weight. The Company utilizes a variety of promotion programs for customers as well as advertising and promotion programs for consumers. Management believes that the critical factors for success in the grocery store biscuit business are (i) a broad product line with well recognized brand names and (ii) high levels of in-store display activity. In private label and foodservice biscuits and custom-baked products, management believes that the factors critical to success are quality products, high customer service, and product innovation.

    The Company recognizes that the mass distribution of its consumer food products is an important element in maintaining sales growth and providing service to its customers. The Company attempts to meet the changing demands of its customers by planning optimum stock levels and reasonable delivery times consistent with achieving the economics of distribution. In order to achieve these objectives, the Company has developed a network from its manufacturing plants, shipping centers and distribution warehouses strategically located throughout the continental United States to provide high in-store presence. The Company uses a combination of its own, public and contract carriers to deliver its products from the distribution points to its customers.

    The retail grocery stores are primarily served by the Company's national direct store door sales and distribution system ("DSD system"). The Company's DSD system distributes retail branded biscuit products directly to retail stores, where the Company's own sales force then stocks and arranges the products on the retailers' shelves and builds end-aisle and free standing product displays within the stores. The Company is one of only two biscuit companies with a national, wholly-owned DSD system.

    The Company's DSD system (i) enables the Company to sell and promote a wide variety of products and to introduce new products at a lower cost to the retail customer, by eliminating the need for customer's warehouse space, transportation and in-store labor, (ii) results in high display levels of the Company's products and well stocked displays during major promotional periods through the efforts of the Company's in-store sales force and (iii) enables the Company's products to be available in supermarkets representing 99% of all grocery store volume.

    In addition to Keebler's DSD system, the Company uses a network of independent distributors to sell and distribute its products through other major trade channels, including convenience stores, club stores, vending distributors, mass merchandisers, drug stores and foodservice companies. Also, the Company uses a warehouse sales and distribution system to sell and distribute Ready Crust pie crusts, Carr's crackers and private label biscuits to its customers, including grocery outlets otherwise served by the Company's DSD system.

    The Company's biscuit products are sold primarily to retail grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores and food distributors. The Company believes its biscuit products are sold in approximately 55,000 retail grocery outlets.

SEASONALITY

    The Company's net sales, net income, and cash flows are affected by the timing of new product introductions, promotional activities, price increases, and a seasonal sales bias toward the second half of the year due to events such as back-to-school, Thanksgiving, and Christmas. The relative mix between cookie and cracker sales varies throughout the year with stronger cracker sales in the last quarter of the calendar year.

COMPETITION

    The U.S. branded biscuit industry is led by two competitors accounting for nearly 60% of volume sales, represented by the Company and Nabisco Biscuit Company ("Nabisco"), a division of Nabisco Inc. Smaller competitors include numerous national, regional and local manufacturers of both branded and private label products. Manufacturers in the biscuit industry produce more than 2,100 major brands with over 5,000 products. Competition for shelf space and dollar sales is based primarily on brand recognition, brand loyalty, price, and quality.

    Nabisco is the largest manufacturer and marketer in the U.S. biscuit industry. According to the IRI Supermarket Scanner Performance report, the Company has approximately a 24% share of the retail biscuit market in pounds sold, while Nabisco has a 35% share. The remaining industry participants primarily target niche markets and/or focus on certain geographical regions of the U.S.

RAW MATERIALS

    The primary raw materials used in the Company's food products consist of flour, sugar, shortening, chocolate and milk. The Company uses corrugated cardboard and plastics to package its products. Raw materials and packaging supplies are readily available from various suppliers. There is no significant reliance on any one supplier. In raw materials procurement (flour, sugar, shortening, etc.), the Company uses hedging techniques to minimize the impact of price fluctuations but not for speculative or trading purposes. There can be no assurance, however, that such strategies will result in a reduction in the Company's raw material costs.

PATENTS, TRADE SECRETS, TRADEMARKS, TRADENAMES AND COPYRIGHTS

    The Company owns a number of patents, licenses and trademarks. In addition to the registered brand names shown in the General Business Section of Item 1, the Company's principal trademarks include

Keebler-Registered Trademark-, Ernie the Keebler Elf, the Hollow Tree logo, Sunshine-Registered Trademark-, the Representation of a Baker (design mark), Cheez-It-Registered Trademark-, Chips Deluxe-Registered Trademark-, Chip-A-Roos-Registered Trademark-, Club-Registered Trademark-, Elfin Delights-Registered Trademark-, Fudge Shoppe-Registered Trademark-, Graham Selects-Registered Trademark-, Hydrox-Registered Trademark-, Sunshine Krispy-Registered Trademark-, Munch'ems-Registered Trademark-, Ready Crust-Registered Trademark-, Sandies-Registered Trademark-, Soft Batch-Registered Trademark-, Toasteds-Registered Trademark-, Town House-Registered Trademark-, Vienna Fingers-Registered Trademark-, Wheatables-Registered Trademark-, and Zesta-Registered Trademark-. The Company is the exclusive licensee of the Carr's-Registered Trademark- brand name in the U.S. Such brand names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. Management is not aware of any fact that would have a materially adverse impact the continuing use of any of its patents, licenses, trademarks or tradenames.

RESEARCH AND DEVELOPMENT

    The Company engages in research activities, which principally involve development of new products, improvement of the quality of existing products, and improvement and modernization of production processes. The Company also carries out development and evaluation of new processing techniques for both current and proposed product lines. Identifiable research and development costs are set forth on page F-14 of the Company's consolidated financial statements.

GOVERNMENTAL REGULATION

    The Company is subject to regulation by the Food and Drug Administration, the United States Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency, the Interstate Commerce Commission, the Department of Commerce, as well as by various state agencies with respect to the production, packing, labeling and distribution of its food products. The Company believes it is in compliance in all material respects with the applicable rules and regulations of such agencies.

EMPLOYEES

    The Company employs approximately 9,300 persons of which approximately 4,900 are represented by unions. The Company believes its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company owns and operates eleven manufacturing facilities in the U.S. The largest of these facilities are located in Grand Rapids, Michigan; Cincinnati, Ohio; Denver, Colorado; Macon, Georgia; Des Plaines, Illinois; Kansas City, Kansas; Sayreville, New Jersey; and Columbus, Georgia. Keebler also owns and operates a small bakery in Florence, Kentucky, which produces enrobed cookies and frozen cakes; an ice cream cone plant in Chicago, Illinois, and a co-packing operation in Athens, Georgia. Through the acquisition of Sunshine, the Company also acquired, and now owns and operates, a dairy in Fremont, Ohio that produces cheese that is used as an ingredient. As a result of capital expenditures made by the Company over the past decade, management believes that the Company's manufacturing facilities are modern and efficient. The Company's manufacturing capacity towards the end of 1996 reached near optimal levels and management believes it has sufficient capacity to meet foreseeable needs. Keebler also owns two idle manufacturing facilities located in Atlanta, Georgia and Santa Fe Springs, California that were held for sale at the end of the year.

    The Company's distribution facilities consist of six separate bakery shipping centers (two owned and four leased) and seventy-five distribution centers (thirteen owned and sixty-two leased) throughout the U.S. Of the seventy-five distribution centers, six were being subleased and thirteen were idle at December 28, 1996. The thirteen idle facilities were included in the plant and facility closing costs accrued as part of the cost of the acquisitions of Keebler and Sunshine. The Company also leases thirty-one mini warehouses and twenty depots that are located throughout the U.S. and are utilized by the sales force in the distribution of the products.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in routine litigation. The Company believes none of the pending or threatened litigation would result in an outcome that would have a material effect on the consolidated financial condition or the results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHARE OWNER
         MATTERS

    There is no established public trading market of the Company's common equity.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected historical financial data for the years ended January 1, 1994, December 31, 1994, and December 30, 1995; the four weeks ended January 26, 1996; and the forty-eight weeks ended December 28, 1996 were derived from, and should be read in conjunction with the historical audited consolidated financial statements of the Company and UBIUS, the predecessor company, including respective notes thereto, included elsewhere herein. The distinction between the Company's and the predecessor's selected financial data, as shown below, has been made by inserting a double line. The acquisition of Keebler occurred as of January 26, 1996, and as a result, the forty-eight weeks ended December 28, 1996 is not comparable to the year ended December 30, 1995 due to the strategic plan implemented by the new management team at the Company, including several cost reductions which were implemented immediately following the acquisition date as well as a new basis of accounting established as a direct result of the acquisition.

                                                                   UBIUS                                |        Keebler
                                           ------------------------------------------------------       |      Corporation
                                                                                                        |     -------------
                                                          Year Ended                  Four Weeks        |      Forty-Eight
                                           -----------------------------------------     Ended          |      Weeks Ended
                                           January 1,   December 31,   December 30,   January 26,       |     December 28,
                                              1994          1994           1995          1996           |        1996(A)
                                           -----------  -------------  -------------  -----------       |     -------------
                                                                 (Dollars in millions)                  |
                                                                                                        |
OPERATING DATA:                                                                                         |
Net sales................................   $ 1,650.1     $ 1,599.7      $ 1,578.6     $   101.7        |       $ 1,645.5
Gross profit.............................       931.5         894.2          831.8          46.8        |           871.3
Restructuring charges....................       120.1        --             --            --            |          --
Income (loss) from operations............       (67.6)         46.4         (137.9)        (25.5)       |            70.1
Income tax expense (benefit).............       (22.3)         (1.1)          (0.5)       --            |            14.9
Discontinued operations:                                                                                |
Income from operations of discontinued                                                                  |
  Frozen                                                                                                |
  Food businesses, net of tax............         0.6           3.4            7.3        --            |          --
Gain on disposal of Frozen Food                                                                         |
  businesses, net of tax.................      --            --             --              18.9        |          --
Extraordinary item:                                                                                     |
Loss on early extinguishment of debt, net                                                               |
  of tax.................................      --            --             --            --            |             1.9
Net income (loss)........................   $  (147.2)    $   (23.0)     $  (158.3)    $    (6.5)       |       $    17.1
OTHER DATA:                                                                                             |
EBITDA--before restructuring charges                                                                    |
  (gains) (B)............................   $    98.4     $    89.5      $   (93.3)    $   (23.5)       |       $   119.6
Depreciation and amortization (excluding                                                                |
  items related to discontinued                                                                         |
  operations)............................        45.9          43.1           44.6           2.0        |            49.5
Capital expenditures (excluding                                                                         |
  expenditures related to discontinued                                                                  |
  operations)............................   $    30.6     $    54.6      $    54.2     $     3.2        |       $    29.4
                                                                                                        |

                                                                                As of
                                           --------------------------------------------------------------------------------
                                           January 1,   December 31,   December 30,   January 26,       |     December 28,
                                              1994          1994           1995          1996           |         1996
                                           -----------  -------------  -------------  -----------       |     -------------
                                                                        (Dollars in millions)           |
                                                                                                        |
BALANCE SHEET DATA:                                                                                     |
Cash and cash equivalents................   $     6.4     $    12.5      $     3.0     $     2.1        |       $    11.4
Total assets.............................     1,019.0       1,001.2          926.9         847.4        |         1,101.5
Due to affiliate.........................       850.0         550.0          105.0         105.0        |          --
Total debt...............................       233.2         333.2          437.6         371.4        |           431.3
Shareholders' equity (deficit)...........   $  (511.9)    $  (234.9)     $    51.8     $    45.3        |       $   190.7

--------------------------
Note: Net sales and cost of sales were $1.7 billion and $735 million, respectively, for the year ended January 2, 1993.

(A) Includes the operating results of Sunshine from the acquisition date of June 4, 1996 through December 28, 1996. Other matters affecting comparability are detailed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations on page 7.

(B) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and restructuring charges (gains).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SET FORTH BELOW IS A DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995, AND DECEMBER 28, 1996. THE YEAR ENDED DECEMBER 28, 1996 INCLUDES BOTH THE FOUR WEEKS OF UBIUS UNDER FORMER MANAGEMENT AND THE FORTY-EIGHT WEEKS OF KEEBLER CORPORATION UNDER CURRENT MANAGEMENT. THE 1994 AND 1995 FINANCIAL RESULTS AND THE FIRST FOUR WEEKS OF 1996 INCLUDE THE FINANCIAL INFORMATION RELATING TO THE SALTY SNACKS BUSINESS AND PRESENT THE FROZEN FOOD BUSINESSES AS A DISCONTINUED OPERATION (BOTH DEFINED ON PAGE F-12 OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS), BOTH OF WHICH WERE SOLD OR LIQUIDATED BY UBIUS PRIOR TO THE ACQUISITION OF UBIUS BY INFLO. SUBSEQUENT TO THE ACQUISITION, UBIUS CHANGED ITS NAME TO KEEBLER CORPORATION. THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER CORPORATION AND UBIUS AND RELATED NOTES THERETO APPEARING ELSEWHERE.

RESULTS OF OPERATIONS

    MATTERS AFFECTING COMPARABILITY

    The financial results of UBIUS include the results of operations of the Salty Snacks business for the years ended December 31, 1994 and December 30, 1995. The Salty Snacks business, prior to the acquisition of Keebler by INFLO, was divested or liquidated by prior management as a contractual condition of the Keebler acquisition. The condensed results of operations of this business, excluding allocations of fixed selling, distribution and general administrative expenses, for these years were as follows:

                                                         Years Ended
                                               --------------------------------
                                                December 31,     December 30,
                                                    1994             1995
                                               ---------------  ---------------
                                                        (IN MILLIONS)
Net sales....................................     $   185.6        $   135.7
(Loss) income from operations................           6.3            (25.6)

    The financial results of UBIUS included the results of operations of the Frozen Food businesses for the years ended December 31, 1994 and December 30, 1995 as a discontinued operation.

    The Company's results for the last forty-eight weeks ended December 28, 1996 have been combined with the operating results of the predecessor company for the first four weeks ended January 26, 1996 to compare the years of 1996 and 1995. The Company's results of operations for the year ended December 28, 1996 include the operating results of Sunshine from the acquisition date of June 4, 1996 to December 28, 1996. Results of operations expressed as a percentage of net sales for the last three years ended December 31, 1994, December 30, 1995, and December 28, 1996 are set forth below:

                                                           Years Ended
                                         -----------------------------------------------
                                          December 31,     December 30,    December 28,
                                              1994             1995            1996
                                         ---------------  --------------  --------------
NET SALES..............................        100.0%           100.0%          100.0%
COST AND EXPENSES:
  Cost of sales........................         44.1             47.3            47.4
  Selling, marketing and administrative
    expenses...........................         52.9             56.0            49.6
  Loss on impairment of Salty Snacks
    business...........................        --                 5.5           --
  Other................................          0.1             (0.1)            0.4
                                               -----          -------         -------
INCOME (LOSS) FROM OPERATIONS..........          2.9             (8.7)            2.6
INTEREST EXPENSE (INCOME), NET.........          4.7              1.8             2.1
                                               -----          -------         -------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES.......         (1.8)           (10.5)            0.5
  Income tax (expense) benefit.........          0.1            --               (0.9)
                                               -----          -------         -------
LOSS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES.........         (1.7)           (10.5)           (0.4)
DISCONTINUED OPERATIONS:
  Income from operations of Frozen Food
    businesses, net of tax.............          0.2              0.5           --
  Gain on disposal of Frozen Food
    businesses, net of tax.............        --               --                1.1
                                               -----          -------         -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES..............................         (1.5)           (10.0)            0.7
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of tax.........................        --               --               (0.1)
                                               -----          -------         -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES................         (1.5)           (10.0)            0.6
  Cumulative effect of accounting
    changes, net of tax................          0.1            --              --
                                               -----          -------         -------
NET INCOME (LOSS)......................         (1.4)%          (10.0)%           0.6%
                                               -----          -------         -------
                                               -----          -------         -------

    COMPARISON OF 1996 TO 1995

    NET SALES. Net sales increased $168.6 million or 10.7% over 1995. Net sales in 1996 included Sunshine revenues of $291.2 million, while net sales in 1995 included sales of the Salty Snacks business of $135.7 million. After adjusting for these changes in the Company's business, the year-on-year sales increase was up $13.1 million compared to a year ago. Along with achieving this growth, the Company also shifted the sales focus to more profitable brands. The new focus was accomplished through selected price increases on

Keebler branded biscuit products, a more targeted marketing emphasis, new products, and the discontinuation of weaker products. While volumes in 1996 were relatively flat compared to volumes in 1995, higher revenues were achieved through these changes in product mix and selected price increases. Temporary volume decreases in sales to convenience stores associated with a change in the selling organization and product discontinuations were offset by volume gains from new products and broadened distribution.

    GROSS PROFIT. Gross profit as a percentage of net sales for 1996 was 52.6% compared to 52.7% in 1995. While gross margins, in the aggregate, were down slightly year-on-year, this belies the significant improvements that were achieved. The change in sales mix noted above, resulted in an emphasis on more profitable volume after marketing spending. However, the value-added products emphasized as part of the 1996 sales strategy carried higher production costs than the products sold in 1995. The impact on gross profit of this change in sales mix along with higher flour prices contributed to marginally higher cost of sales in 1996 versus 1995. Gross profit margins in 1996 also reflect the inclusion of Sunshine products, which historically carried a lower gross margin than Keebler products. The impact of higher costs was more than fully offset by increasing capacity utilization, cost reductions at the bakeries, as well as lowering scrap levels and achieving a more balanced production. In addition, reductions in bakery overhead staffing and a more efficient balancing of internal and co-packing arrangements achieved a lower cost of production.

    SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. Selling, marketing, and administrative costs, decreased $18.3 million and improved by 6.4 percentage points as a percent of net sales in 1996 compared to 1995. Included in 1996 expenses were selling, marketing, and administrative expenses of $132.4 million directly attributable to the Sunshine business; while 1995 included expenses of this nature that were directly associated with the Salty Snacks business of $87.4 million (excludes allocation of fixed selling, distribution, and administrative expenses). Excluding these influences; selling, marketing, and administrative expenses decreased in 1996 compared to 1995 by $63.4 million. The improvement was principally accomplished through a targeted marketing plan behind Keebler products and the Company's cost reduction program to rationalize the selling and administrative cost structure. The cost reductions in the selling and administrative structures were mostly achieved through headcount reductions of approximately 1,740 and changing from a relatively higher cost step-van selling organization to independent distributors to serve the convenience trade channel. The cost reductions more than offset increased administrative expenses of management incentives and increased depreciation as a result of the Keebler and Sunshine acquisitions.

    OTHER. Other income and expense for 1996 was $7.2 million of expense compared to $1.4 million of income for 1995. Other expense in 1996 consists of $5.1 million of amortization resulting from both the Keebler and Sunshine acquisitions and bank service charges. In 1995, other income and expense consisted of $1.7 million of amortization expense, $1.4 million of miscellaneous expenses and bank service charges, and other income of $4.5 million representing the gain on the sale of interests in certain logos, tradenames, trademarks and service marks registered or pending registration in Australia, New Zealand, Asia, and Europe.

    INCOME FROM OPERATIONS. Income from operations was $44.7 million in 1996, an improvement of $182.5 million over the loss from operations for 1995. After adjusting the 1995 net operating loss of $137.9 million for the $25.6 million loss in the Salty Snacks business and the impairment write down of $86.5 million associated with that business, the earnings improvement in 1996 over 1995 was $70.4 million. The turnaround resulted from improved gross margins on Keebler brands, more efficient marketing expenditures, and cost savings achieved in sales and distribution and in corporate overhead. The cumulative savings from these initiatives more than offset incremental depreciation and amortization expense totaling $9.5 million recorded as a result of the acquisition.

    INTEREST EXPENSE. For 1996, net interest expense was $36.1 million compared to $28.3 million in 1995. The increase was due to the amortization of debt issuance costs and higher overall borrowings carrying a higher average interest rate as compared to the prior year.

    INCOME TAXES. The Company provided for income taxes at an effective tax rate of 43.9% for the forty-eight weeks ended December 28, 1996. The predecessor company did not provide for any income tax expense for the four weeks ended January 26, 1996. The effective tax rate was higher than the statutory rate because of nondeductible expenses (principally, amortization of intangibles including trademarks, tradenames, and goodwill). As part of the Keebler acquisition, the Company adjusted the valuation allowance on deferred taxes by $25.1 million to reflect the elimination of certain deferred tax assets revalued in the purchase price allocation. At December 28, 1996, the Company carried a deferred tax valuation allowance of $84.4 million to provide for the uncertainty in realizing the deductibility of deferred tax assets recognized. In 1995, there was no provision for income taxes due to operating losses incurred and the inability to carryback the losses to recover taxes paid in prior years. Income tax carryforwards are set forth on page F-31 of the Company's consolidated financial statements.

    DISCONTINUED OPERATIONS. During 1995, the predecessor company decided to dispose of the Frozen Food businesses and, therefore, presented the operations of those businesses as a discontinued item in the statement of operations. In the first four weeks of 1996, a gain of $18.9 million net of income taxes on the disposal of the Frozen Food businesses was recognized.

    EXTRAORDINARY ITEM NET OF INCOME TAXES. A before-tax extraordinary loss of $3.2 million on the early extinguishment of debt was recorded in the second quarter of 1996. The loss consisted primarily of the write-off of unamortized bank fees incurred when the Company refinanced the Keebler acquisition bridge loan with 10 3/4% Senior Subordinated Notes. The tax benefit on the extraordinary loss was $1.3 million resulting in an after-tax loss of $1.9 million.

    NET INCOME (LOSS). Net income of $10.6 million for 1996 represented a substantial improvement over the $158.3 million net loss for the prior year. The improvement was attributable to operating improvements, the divestiture of the unprofitable Salty Snacks business, and the recognized gain of $18.9 million on the disposition of the Frozen Food businesses.

    COMPARISON OF 1995 TO 1994

    NET SALES. UBIUS net sales in 1995 were $1.579 billion, a 1.3% decrease from net sales of $1.6 billion in 1994. Net sales, excluding sales of the Salty Snacks business, in 1995 were $1.443 billion, which represented an increase of 2.0% over net sales of $1.414 billion in 1994. This increase resulted from increased private label sales, increased sales of custom products and price increases on certain Keebler products. Despite more than thirty new product introductions and increased marketing support, combined branded biscuit sales were essentially unchanged from sales in 1994. Sales of branded cookies increased 3.2%, benefiting from price increases for certain products, new products and line extensions. Branded cracker sales decreased 2.2% from 1994 because the restaging of both box snack crackers and graham crackers failed to stimulate sales gains. Private label biscuit sales increased 7.7% primarily due to both increased account penetration and expansion of the private label cracker program. Sales of custom products increased as a result of increased demand by a major customer.

    GROSS PROFIT. UBIUS gross profit decreased to $831.8 million or 52.7% of net sales in 1995 from $894.2 million or 55.9% of net sales in 1994. Gross profit, excluding gross profit from the Salty Snacks business, decreased to $770.1 million or 53.4% of net sales in 1995 and to $787.8 million or 55.7% of net sales in 1994. Increased raw and packaging material prices in flour and corrugated packaging, resulted in higher costs to Keebler of approximately $17 million (excluding costs related to the Salty Snacks business), or 1.2% of net sales, which were not fully passed on to Keebler's customers. The restaging of box snack crackers and cracker packs, which resulted in a net reduction in sales price, and a shift to biscuit products with lower margins, such as private label products and custom products, also reduced gross profits.

    SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. UBIUS selling, marketing, and administrative expenses were $884.6 million or 56.0% of net sales in 1995 compared to $845.7 million or 52.9% of net sales in 1994. Selling, marketing, and administrative expenses, excluding expenses of the Salty Snacks business were $797.2 million or 55.3% of net sales in 1995, compared to $745.6 million or 52.7% of net sales in 1994. Marketing spending, excluding spending related to the Salty Snacks business, increased $39.4 million over 1994 expenditures because Keebler followed a marketing plan designed to increase sales through aggressive advertising and consumer spending to support new product introductions and through increased trade spending. Selling and distribution costs increased to 19.7% of net sales in 1995 from 19.1% in 1994, largely due to the overcapacity of Keebler's direct store delivery system. Total administrative spending was $58 million in 1995 compared to $52 million in 1994, principally due to increases in spending on information systems.

    LOSS ON IMPAIRMENT OF SALTY SNACKS BUSINESS. During 1995, the Company recorded an impairment loss related to its anticipated sale and liquidation of its Salty Snacks business amounting to $86.5 million.

    (LOSS) INCOME FROM OPERATIONS. Loss from operations was $137.9 million in 1995, compared to income from operations of $46.4 million in 1994. This decrease primarily resulted from the impairment loss related to the Salty Snacks business, the decline in gross profit and increased marketing and selling distribution expenses. (Loss) income from operations as a percentage of net sales was (8.7)% in 1995 and 2.9% in 1994.

    INTEREST EXPENSE. Net interest expense in 1995 was $28.3 million, compared to $74.4 million in 1994. This decrease was due to the full year impact of the recapitalization of $300 million in intercompany debt in September 1994, as well as the recapitalization of an additional $445 million of intercompany debt in February 1995. The benefit of these recapitalizations was partially offset by increased borrowings to finance operations.

    LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES. Loss from continuing operations before income taxes and accounting changes was $166.1 million in 1995, compared to a loss of $28.1 million in 1994.

    INCOME TAXES. The income tax benefits recorded in 1995 and 1994 were less than the benefits computed using the federal and state statutory rates because the Company provided an additional $70.4 million and $11.3 million, respectively, for the valuation allowance against deferred tax assets as the realization of these benefits is not likely. All tax net operating loss carryforwards have been fully reserved due to the uncertainty of their realization.

    LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND NET LOSS. Loss before cumulative effect of accounting changes in 1995 was $165.7 million compared to a loss of $26.9 million in 1994. There were no accounting changes in 1995. In 1994, the cumulative effect of accounting changes was a net credit of $0.5 million. The net credit consisted of a $2.5 million after-tax charge upon the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," offset by a $3 million after-tax benefit for a change in the method of accounting for spare machinery and equipment parts. After the cumulative effect of accounting changes, the net loss was $158.3 million in 1995, compared to a net loss of $23 million in 1994.

    LIQUIDITY AND CAPITAL RESOURCES

    A condensed cash flow statement follows:

                                                                          Years Ended
                                                                --------------------------------
                                                                 December 30,     December 28,
                                                                     1995             1996
                                                                ---------------  ---------------
                                                                         (IN MILLIONS)
CASH PROVIDED FROM (USED BY):
  Operating activities........................................     $   (61.6)       $    52.8
  Investing activities........................................         (52.4)           (66.0)
  Financing activities........................................         104.4             20.9
                                                                     -------           ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............     $    (9.6)       $     7.7
                                                                     -------           ------
                                                                     -------           ------

    Cash provided from operating activities increased $114.4 million in 1996 over the cash used in operations in 1995. The significant increase reflects the net earnings improvement along with improved working capital management. Adjusting the 1995 net loss of $158.3 million by both the $86.5 million loss recorded on the impairment of the Salty Snacks business and the Salty Snacks operating loss of $25.6 million, yields a 1995 net loss of $46.2 million compared to 1996 net income of $10.6 million. The net earnings improvement of $56.8 million was achieved through increased revenues attributed to price increases, a more profitable sales volume mix, and cost reductions. Lower costs resulted from lower fixed overhead, reduced selling, distribution and administrative expense resulting from headcount reductions, and more effective marketing spending. The improved cash provided by working capital resulted from a sustained improvement in cash collections of accounts receivable and higher accounts payable. The additional cash provided from working capital more than funded the combined $41.3 million of spending on plant and facility closing costs and severance, as a result of actions in connection with the acquisitions of Keebler and Sunshine. The spending on plant and facility closing costs and severance is expected to be completed primarily over the next two years. Only noncancellable lease obligations are expected to exceed the two-year time frame.

    Cash used by investing activities was $66 million in 1996 as compared to $52.4 in 1995. The cash used in 1996 was directly attributable to the $142.7 million used to finance the Company's acquisition of Sunshine. Offsetting this use of cash was the receipt of a $32.6 million working capital adjustment paid by UB Investments (Netherlands) B.V. in connection with INFLO's acquisition of Keebler and a $67.7 million source of cash received by the predecessor company resulting from the disposition of the Frozen Food businesses. Capital expenditures were $56 million and $55.4 million in 1994 and 1995. In 1996, current management spent $32.6 million on capital projects mostly designed to generate near-term cost savings and to complete the investment in improved management information systems. Capital expenditures were down from the prior years reflecting the near completion of reinvestment in a more contemporary information technology platform and tighter restrictions on additional capital spending by new management. The Company expects to spend approximately $41 million on capital expenditures in 1997 primarily to achieve near-term costs savings and enable new product developments. Management expects that the capital expenditure program will continue at a level sufficient to support the strategies and operating needs of the Company.

    Cash flow provided from financing activities decreased $83.5 million in 1996 from 1995. In 1996, the $20.9 million cash provided from financing activities was comprised of $220 million in long-term debt borrowings of which $114 million was used to finance the acquisition of Sunshine. An additional $125 million of borrowings represents the issuing of the 10 3/4% subordinated notes which was done to refinance the bridge loan used to finance the acquisition of Keebler. Draw downs and repayments on the Company's Revolving Loan facility were $37.2 million of which $19 million was used to finance a portion of the acquisition of Sunshine. The remaining $18.2 million was used to finance working capital requirements. Offsetting these sources of cash was $63.3 million paid by the predecessor company to settle commercial paper and revolving credit obligations and $2.4 million of principal payments on equipment obligations. The cash provided from financing activities of $104.4 million in 1995 was through commercial paper borrowings used to finance operating losses, capital expenditures, and cash spent on restructuring initiatives.

    As of December 28, 1996, the Company's long-term debt was $431.3 million of which current maturities were $18.6 million and available borrowings under the Company's Revolving Loan facility were $155 million. The Company, as of December 28, 1996 had no balances outstanding on the Revolving Loan facility and had approximately $11.4 million in cash and cash equivalents. The Company more than adequately met all financial covenants contained in its financing agreements. The Company's strong results, along with future expectations and favorable current financing conditions have enabled the Company to enter into discussions to re-finance its senior debt and Revolving Loan facility to achieve a lower cost of capital. The Company expects that available cash as well as existing and proposed short-term credit facilities will be sufficient to meet its normal operating requirements for the foreseeable future.

    SEASONALITY

    The Company's net sales, net income, and cash flows are affected by the timing of new product introductions, promotional activities, price increases, and a seasonal sales bias toward the second half of the year due to events such as back-to-school, Thanksgiving, and Christmas. The relative mix between cookie and cracker sales varies throughout the year with stronger cracker sales in the last quarter of the calendar year.

    SELF INSURANCE

    The Company purchases insurance coverage for worker's compensation, general, product and vehicle liability maintaining certain levels of retained risk (self-insured portion).

    Potential losses relating to claims under the self-insured portion of the policies are accrued in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies". There are no unasserted claims that require a reserve or disclosure in accordance with SFAS No. 5.

    FORWARD-LOOKING STATEMENTS

    When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports filed with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements and Financial Statement Schedule on F-1 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following are the executive officers of the Company:

    SAM K. REED, 50 President, Chief Executive Officer and Director of the Company since January 1996. Mr. Reed has participated in several leveraged buyouts during his 21 years in the snack and baking industries. He served as CEO of Specialty Foods Corporation's $450 million Western Bakery Group division until January 1995. Prior to that, he was President and CEO of Mother's Cake and Cookie Co. from 1991 to 1994, and held Executive Vice President positions at Wyndham Bakery Products from 1988 to 1990 and Murray Bakery Products from 1985 to 1988. Mr. Reed managed a natural foods company from 1984 to 1985, which later became Quaker Oats rice cake division. He started his career in 1975 with Oroweat Foods Company where he spent 10 years in finance, manufacturing and general management. Mr. Reed received a B.A. from Rice University and an M.B.A. from Stanford University.

    DAVID B. VERMYLEN, 46 President-Keebler Brands since January 1996. Mr. Vermylen manages Keebler's branded biscuits, pie crust and imported products sector. He has 22 years experience in marketing consumer packaged goods including cookies, cereals, beverages and convenience foods. He served as Vice President-Marketing at Mother's Cake and Cookie Co. from 1991 to 1994, then President and COO from 1994 to 1995, then in 1995 as Chairman/President/CEO of Brothers Gourmet Coffee, a publicly traded specialty beverage manufacturer and retailer. Mr. Vermylen spent 14 years in product management at General Foods from 1974 to 1988 managing a diversity of businesses, including being Vice President of Marketing for Post Cereals. Mr. Vermylen was also a founding partner of a consulting firm specializing in food marketing and grocery distribution. He holds a B.A. in economics from Georgetown University and an M.B.A. from New York University.

    E. NICHOL MCCULLY, 42 Chief Financial Officer and Senior Vice President-Finance of the Company since January 1996. Mr. McCully has over nine years experience as a senior financial executive in food industry leveraged buyouts, most recently as group CFO for the Western Bakery Group division of Specialty Foods Corporation from 1993 to 1995. Mr. McCully was Vice President-Finance for Mother's Cake and Cookie Co. from 1991 until its acquisition by Specialty Foods in 1993. From 1990 to 1991, he was Vice President-Finance, and from 1988 to 1990, he was Controller for Spreckels Sugar Co. Prior to entering the food industry, Mr. McCully held financial management positions with Triad Systems Corporation and Wells Fargo Leasing Corporation, and he has auditing experience with Arthur Andersen & Co. Mr. McCully received a B.A. from UC Berkeley and an M.B.A. from UCLA. He is also a Certified Public Accountant.

    JACK M. LOTKER, 53 President-Specialty Products of the Company since January 1996. Mr. Lotker has worked in the food industry for 20 years, most recently at Homeland Stores of Oklahoma from 1988 to 1995. His experience in the baking industry and with DSD systems includes two years at CPC International as Vice President of Dry Products from 1986 to 1988 and eight years at Arnold Food Company as Vice President & Group Executive from 1978 to 1986. Mr. Lotker headed the American Bakers Association Industrial Relations Committee from 1983 to 1986 and has an extensive knowledge of the interaction among food retailing, wholesale bakery distribution and unionized bakery operations as a manager in three leveraged buyouts since 1983. Mr. Lotker received his B.A. from Queens College and his M.B.A. from Long Island University.

    JAMES T. WILLARD, 56 Senior Vice President-Operations of the Company since July 1996. With 32 years experience in the food industry, Mr. Willard most recently was Senior Vice President at Nabisco Biscuit Co. from 1993 to 1996 and Senior Vice President Operations and Technical Services at Nabisco Specialty Products Division from 1991 to 1993. From 1988 to 1991, Mr. Willard was Senior Vice President-Operations at ALPO Pet Foods, Inc., and Mr. Willard was Senior Vice President-North American Operations at Cadbury Schweppes, Inc. from 1986 to 1988. Prior to those assignments, Mr. Willard held various positions at Nestle Foods Corporation from 1964 to 1986. These positions were Vice President-U.S. Chocolate Manufacturing (1983 to 1986), General Manager-Chocolate Manufacturing (1980 to 1983 and 1975 to 1978), General Manager-Fruits, Tomatoes & Meats (1978 to 1980), Division Manager-Manufacturing (1971 to 1975),

Assistant Manager-Quality Control (1970 to 1972) and Microbiologist and Chemist-Regional Laboratory (1964 to 1970). Mr. Willard received a B.S. from Capital University and an M.S. from Ohio State University.

    THOMAS E. O'NEILL, 42 Vice President, Secretary and General Counsel of the Company since December, 1996. Mr. O'Neill has spent more than ten years in the food industry, most recently serving as Vice President and Division Counsel for the Worldwide Beverage Division of The Quaker Oats Company from December, 1994 to December, 1996. In that position, Mr. O'Neill was responsible for all legal matters in both domestic and international markets concerning the $2 billion division. Mr. O'Neill was Vice President and Division Counsel of the Gatorade Worldwide division of The Quaker Oats Company from 1991 through 1994. Prior to joining Quaker Oats in 1985, Mr. O'Neill spent three years with Winston & Strawn, a law firm based in Chicago. Mr. O'Neill received both his B.A. and law degree from the University of Notre Dame. He also completed additional work in the executive management program at Harvard University's Graduate School of Business.

    HARRY J. WALSH, 41 Vice President, Corporate Planning & Development since January, 1997 and Chief Operating Officer Sunshine Biscuits, Inc. since June, 1996. Mr. Walsh has sixteen years of experience with DSD baking and snack food companies, most recently as Vice President for G.F. Industries, Inc. from 1995 to 1996. From 1994 to 1995, he was President and Chief Operating Officer, and from 1993 to 1994, CFO for Granny Goose Foods, Inc. Mr. Walsh served as Vice President-Operations for Bell Carter Distributing Company from 1992 to 1993, CFO for San Francisco French Bread Co. from 1991 to 1992 and Vice President-Finance for Mother's Cake and Cookie Co. from 1985 to 1991. From 1983 to 1985, he was Vice President-Finance, and from 1981 to 1983, Controller for Salerno Megowen Biscuit Company. Prior to entering the food industry, Mr. Walsh was an auditor with Arthur Andersen & Co. He received a B.A. from the University of Notre Dame and is a Certified Public Accountant.

    All executive officers serve at the pleasure of the Board of Directors.

    There is no family relationship between any of the executive officers of the Company.

    Members of the Compensation Committee include Robert P. Crozer, Raymond Debbane and Sam K. Reed, who is an executive officer of the Company.

    The following sets forth the names, ages, other positions and offices held and a brief account of the business experience of each of the Company's directors. Unless otherwise noted, no director of the Company serves as a director of any company whose securities are registered under the Securities Exchange Act of 1934. All directors serve until a successor is elected. All directors of the Company also serve and have served as directors of INFLO since January 1996, except for Mr. Debbane, who was appointed as a director of INFLO in May 1996.

    SAM K. REED, 50  See "Executive Officers", above.

    ROBERT P. CROZER, 50 Director of the Company since March 1996. Mr. Crozer has served as Vice Chairman of the Board of Flowers since 1989. He joined Flowers in 1973, and has been a Director of Flowers since 1979. Mr. Crozer served as a Director of Marketing and Planning of Flowers from 1979 to 1985, President and Chief Operating Officer, Convenience Products Group of Flowers from 1979 to 1989, and Vice President-Marketing of Flowers from 1985 to 1989.(1)(2)

    RAYMOND DEBBANE, 42 Director of the Company since May 1996. Mr. Debbane has served as the President of The Invus Group, Ltd. ("INVUS") since 1985. From 1982 to 1985, Mr. Debbane was a Manager in the Paris office of The Boston Consulting Group, where he was employed since 1979.(3)

    SACHA LAINOVIC, 40 Director of the Company since March 1996. Mr. Lainovic has served as an Executive Vice President of INVUS since 1985. Mr. Lainovic was a Manager in the Paris office of The Boston Consulting Group from 1984 to 1985, where he was employed since 1981.(3)

    AMOS R. MCMULLIAN, 59 Director of the Company since March 1996. Mr. McMullian has served as Chief Executive Officer of Flowers since April 1981 and Chairman of the Board of Flowers since January 1985. Mr. McMullian joined Flowers in 1963 and served as assistant controller, data processing coordinator, assistant plant manager, plant manager, plant president, regional vice president and President of the Bakery and Snack Groups of Flowers. In 1976, he was appointed President and Chief Operating Officer of Flowers and was elected to the Board of Directors of Flowers. He served as Vice Chairman of the Board of Flowers from 1984 to 1985.(1)

    CHRISTOPHER J. SOBECKI, 38 Director of the Company since March 1996, Mr. Sobecki has served as a Managing Director of INVUS since 1993 after joining INVUS in 1989.(3)

    C. MARTIN WOOD, III, 53 Director of the Company since March 1996. Mr. Wood has served as Senior Vice President and Chief Financial Officer of Flowers since September 1978. Mr. Wood joined Flowers in 1970 as Director of New Product Development. He was appointed Director of Marketing Services of Flowers the following year, Director of Finance in 1973, and Vice President-Finance in 1976. Mr. Wood has been a Director of Flowers since 1975.(1)(2)

(1) The address of Messrs. Crozer, McMullian and Wood is Flowers Industries, Inc., 11796 U.S. Highway 19 South, Thomasville, Georgia 31792.

(2) Messrs. Crozer and Wood are brothers-in-law.

(3) The address of Messrs. Debbane, Lainovic and Sobecki is The Invus Group, Ltd., 135 East 57th Street, 30th Floor, New York, New York 10022.

    In addition, pursuant to the Stockholder's Agreement dated as of June 4, 1996, among GFI, INFLO, Artal, and Flowers, Bermore has designated Mr. Michael R.B. Uytengsu as a non-voting, ex-officio representative to the Board of Directors of INFLO. Mr. Uytengsu's address is G.F. Industries, Inc., 999 Baker Way, Suite 200, San Mateo, California 94404.

ITEM 11.  EXECUTIVE COMPENSATION

    The Company paid no remuneration to its current executive officers for the fiscal year ended December 30, 1995. The following table sets forth the initial annual cash compensation that was paid to the top five executive officers of the Company and the number of shares of INFLO Common Stock underlying options to purchase shares of INFLO Common Stock issued pursuant to the 1996 Stock Purchase and Option Plan for Key Employees of INFLO Holdings Corporation and Subsidiaries that have been granted to date for services in all capacities to be rendered to the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-term Compensation
                                                                             -----------------------------------------------
                                               Annual Compensation                       Awards
                                      -------------------------------------  ------------------------------
                                                                   Other                       Securities        Payouts
                                                                  Annual       Restricted      Underlying    ---------------
Name and                              Salary ($)                Compensation  Stock Awards    Options/SARs    LTIP Payouts
Principal Position           Year         (1)       Bonus ($)       ($)            ($)             (#)             ($)
-------------------------  ---------  -----------  -----------  -----------  ---------------  -------------  ---------------
Sam K. Reed .............       1996   $ 650,000    $ 845,000    $ 167,818(2)       --            225,000          --
PRESIDENT, CHIEF
EXECUTIVE OFFICER
David B. Vermylen .......       1996   $ 325,000    $ 300,000    $  66,545(2)       --             52,500          --
PRESIDENT, KEEBLER BRANDS
E. Nichol McCully .......       1996   $ 240,000    $ 250,000    $  77,029(2)       --             52,500          --
SR. VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
Jack M. Lotker ..........       1996   $ 240,000    $ 211,200    $  87,650(2)       --             52,500          --
PRESIDENT, SPECIALTY
PRODUCTS
James T. Willard ........       1996   $ 280,000    $ 271,581    $ 121,565(2)       --             52,500          --
SR. VICE PRESIDENT,
OPERATIONS

                              All Other
Name and                    Compensation
Principal Position               ($)
-------------------------  ---------------
Sam K. Reed .............        --
PRESIDENT, CHIEF
EXECUTIVE OFFICER
David B. Vermylen .......        --
PRESIDENT, KEEBLER BRANDS
E. Nichol McCully .......        --
SR. VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
Jack M. Lotker ..........        --
PRESIDENT, SPECIALTY
PRODUCTS
James T. Willard ........        --
SR. VICE PRESIDENT,
OPERATIONS

------------------------------
(1) Amounts listed for the named individuals are annual base salaries, including amounts to be deferred in accordance with any deferred salary option plan of the Company.

(2) Includes amounts reimbursed during the fiscal year for the payment of taxes related to relocation reimbursements. For 1996 the amounts are: Mr. Reed, $140,515; Mr. Vermylen, $42,330; Mr. McCully, $53,604; Mr. Lotker, $63,496;
    and Mr. Willard, $95,964.

    The table below sets forth information as to options granted during 1996 to the executive officers listed in the Summary Compensation Table.

                             OPTION GRANTS IN 1996

                                               Individual Grants
                          ------------------------------------------------------------
                            Number of       % of Total
                           Securities      Options/SARs
                           Underlying       Granted to      Exercise or
                          Options/SARs     Employees in     Base Price    Expiration      Grant Date
Name                       Granted (#)      Fiscal Year       ($/Sh)         Date         Value ($)
------------------------  -------------  -----------------  -----------  -------------  --------------
                                                                                             Not
Sam K. Reed.............      225,000             18.3%      $   10.00    May 10, 2006   applicable.
                                                                                             Not
David B. Vermylen.......       52,500              4.3%      $   10.00    May 10, 2006   applicable.
                                                                                             Not
E. Nichol McCully.......       52,500              4.3%      $   10.00    May 10, 2006   applicable.
                                                                                             Not
Jack M. Lotker..........       52,500              4.3%      $   10.00    May 10, 2006   applicable.
                                                                                             Not
James T. Willard........       52,500              4.3%      $   10.00    May 10, 2006   applicable.

    The Company has no employment agreement with Mr. Reed. The Company has entered into severance agreements ("Severance Agreements") with Messrs. Vermylen, McCully, Lotker and Willard (the "Executives"). The Severance Agreements provide for a term extending to 1999, which will automatically be extended for successive one year periods unless either party gives at least 30 days written notice prior to the end of the term of their intent not to renew. The Company or each Executive may terminate such Executive's employment for any reason upon thirty days' written notice (other than a termination by the Company for "Cause" as defined in each Severance Agreement or due to the Executive's death or Permanent Disability). Each Severance Agreement provides for continuation of salary and coverage under the Company's health plans for the balance of the term, but not less than one year, in the event of the termination of an Executive's employment by the Company without Cause. Mr. Willard's Severance Agreement provides for certain retirement benefits which take into account benefits he would have received had he remained in the employ of his prior employer.

    Directors of the Company receive no remuneration for serving as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company is a direct, wholly-owned subsidiary of INFLO. The following table sets forth certain information regarding the beneficial ownership of INFLO Common Stock by (i) all persons known by the Company to own beneficially more than 5% of INFLO's Common Stock, (ii) each director who is a stockholder, (iii) the Chief Executive Officer and all other executive officers and (iv) all directors and executive officers as a group.

                                                                       Number of   Percentage of
Name and Address of Beneficial Owner                                    Shares     Common Stock
--------------------------------------------------------------------  -----------  -------------
Artal Luxembourg S.A.(1) ...........................................   6,105,469          45.1%
  39 Boulevard Royal
  Luxembourg City, Luxembourg 2449
Flowers Industries, Inc.(2) ........................................   6,105,469          45.1%
  11796 U.S. Highway 19 South
  P.O. Box 1338
  Thomasville, Georgia 31792
Bermore Ltd.(3) ....................................................     990,076           7.3%
  c/o G.F. Industries, Inc.
  999 Baker Way, Suite 200
  San Mateo, California 94404
Sam K. Reed.........................................................     100,000(4)         0.7%
David B. Vermylen...................................................      17,500(4)         0.1%
E. Nichol McCully...................................................      17,500(4)         0.1%
Jack M. Lotker......................................................      17,500(4)         0.1%
James T. Willard....................................................      17,500(4)         0.1%
All directors and executive officers as a group (consisting of
  thirteen persons).................................................     170,000           1.1%

------------------------
(1) The parent entity of Artal Luxembourg S.A. is Artal Group S.A. ("Artal Group"), a Luxembourg company. Approximately 45% of the issued and outstanding capital stock of Artal Group is in the form of bearer shares and the other 55% of the shares of capital stock is held by Stichting Administratiekantoor Artal, a foundation organized under Dutch law (the "Foundation"). The address of the Foundation is The Netherlands, Zypendaalsweg 25, 6814 CC Arnhem. This Dutch foundation is a pass-through entity that issues certificates of interest in the foundation to its beneficial owners. All decisions with respect to the capital stock held by the Foundation are made by the Foundation's board of directors. The members of the board of directors of the Foundation are Eric Wittouck, Chairman; Philippe M.J.B. Guillaume; Mrs. Astrid van der Meerschen-Ullens de Schooten; Alain E.M. Jolly; Jean-Charles A. Ullens de Schooten; Emile Vogt; Mrs. Brigitte P. Wittouck; Philippe Ch. J.M.E. Ullens de Schooten; Ravilex Trust Reg., a legal entity, and Euramagro n.v., a legal entity.

(2) Flowers is currently subject to the periodic reporting and other information requirements of the Securities Exchange Act of 1934. Flowers' common stock is listed on the New York Stock Exchange.

(3) Bermore Ltd. is a privately held Bermuda limited company and the parent of GFI. Bermore owns a warrant to purchase an additional 1,070,352 shares of INFLO Common Stock which together with Bermore's existing shares would represent approximately 13.2% of the shares of INFLO Common Stock on a fully diluted basis.

(4) During 1996, Executive Officers were granted options to purchase INFLO Common Stock. Options held are as follows: Mr. Reed, 225,000; Mr. Vermylen, 52,500; Mr. McCully, 52,500; Mr. Lotker, 52,500; and Mr. Willard, 52,500.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this report on pages F-2 to F-35.

    2. The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this report on page S-2.

    3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K unless noted otherwise.

(b) Reports on Form 8-K

    None.

(c)  Exhibits

    See Exhibit Index.

(d) Financial Statement Schedules

    See Index to Financial Statements and Financial Statement Schedule at page F-1.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KEEBLER CORPORATION
                                                 (Registrant)

                                By:               /s/ SAM K. REED
                                     -----------------------------------------
                                                    Sam K. Reed
                                       President and Chief Executive Officer
                                                Date: March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           /s/ SAM K. REED                         /s/ RAYMOND DEBBANE
--------------------------------------    --------------------------------------
             Sam K. Reed                             Raymond Debbane
President and Chief Executive Officer                   (Director)
    (Principal Executive Officer)

Date: March 28, 1997                      Date: March 28, 1997

        /s/ E. NICHOL MCCULLY                       /s/ SACHA LAINOVIC
--------------------------------------    --------------------------------------
          E. Nichol McCully                           Sacha Lainovic
   Senior Vice President and Chief                      (Director)
Financial Officer (Principal Financial
               Officer)

Date: March 28, 1997                      Date: March 28, 1997

          /s/ JAMES T. SPEAR                      /s/ AMOS R. MCMULLIAN
--------------------------------------    --------------------------------------
            James T. Spear                          Amos R. McMullian
 Vice President Finance and Corporate                   (Director)
Controller (Chief Accounting Officer)

Date: March 28, 1997                      Date: March 28, 1997

         /s/ ROBERT P. CROZER                   /s/ CHRISTOPHER J. SOBECKI
--------------------------------------    --------------------------------------
           Robert P. Crozer                       Christopher J. Sobecki
              (Director)                                (Director)

Date: March 28, 1997                      Date: March 28, 1997

                                                 /s/ C. MARTIN WOOD, III
                                          --------------------------------------
                                                   C. Martin Wood, III
                                                        (Director)
                                                   Date: March 28, 1997

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        Keebler Corporation and UB Investments US Inc. and Subsidiaries

                                                                                          Page
                                                                                           ---
FINANCIAL STATEMENTS:
  Report of Independent Accountants..................................................         F-2
  Consolidated Balance Sheets at December 30, 1995 and December 28, 1996.............         F-3
  Consolidated Statements of Operations for the fifty-two weeks ended December 31,
    1994 and December 30, 1995, the four weeks ended January 26, 1996, and the
    forty-eight weeks ended December 28, 1996........................................         F-5
  Consolidated Statements of Shareholders' Equity (Deficit) for the fifty-two weeks ended December 31, 1994 and December 30, 1995, the four weeks ended January 26,
    1996, and the forty-eight weeks ended December 28, 1996..........................         F-6
  Consolidated Statements of Cash Flows for the fifty-two weeks ended December 31,
    1994 and December 30, 1995, the four weeks ended January 26, 1996, and the
    forty-eight weeks ended December 28, 1996........................................         F-7
  Notes to Consolidated Financial Statements.........................................         F-8

FINANCIAL STATEMENT SCHEDULE:
  Report of Independent Accountants..................................................         S-1
  Schedule II--Valuation and Qualifying Accounts.....................................         S-2

Note: The consolidated financial statements of the Company listed in the above index for Keebler Corporation include the financial statements of the predecessor company for the years ended December 31, 1994 and December 30, 1995 and the four weeks ended January 26, 1996, the date on which UBIUS was acquired by INFLO, and the successor company for the forty-eight weeks ended December 28, 1996. The distinction between the predecessor company's and successor company's consolidated financial statements has been made by inserting a double line between such consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of Keebler Corporation

We have audited the accompanying consolidated balance sheet of UB Investments US Inc. and Subsidiaries as of December 30, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-two week periods ended December 31, 1994 and December 30, 1995 and the four-week period ended January 26, 1996. We have also audited the accompanying consolidated balance sheet of Keebler Corporation and Subsidiaries as of December 28, 1996 and, the related consolidated statement of operations, shareholders' equity and cash flows for the forty-eight week period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UB Investments US Inc. and Subsidiaries at December 30, 1995 and of Keebler Corporation and Subsidiaries at December 28, 1996 and the consolidated results of operations and cash flows of UB Investments US Inc. for the fifty-two week periods ended December 31, 1994 and December 30, 1995 and the four week period ended January 26, 1996 and the consolidated results of operations and cash flows of Keebler Corporation for the forty-eight week period ended December 28, 1996 in conformity with generally accepted accounting principles.

As described in the notes to the consolidated financial statements, in 1994 UB Investments US Inc. changed its method of accounting for postemployment benefits and spare machinery and equipment parts.

                                                        COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 28, 1997

                              KEEBLER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                            |     KEEBLER
                                                                   UBIUS    |   CORPORATION
                                                               December 30, |  DECEMBER 28,
                                                                   1995     |      1996
                                                               -------------| ---------------
ASSETS                                                                      |
                                                                            |
CURRENT ASSETS:                                                             |
  Cash and cash equivalents..................................   $     2,978 |  $      11,404
  Trade accounts and notes receivable, net...................       117,293 |        137,150
  Recoverable income taxes...................................         1,791 |       --
  Receivables from affiliates................................         8,073 |       --
  Inventories, net:                                                         |
    Raw materials............................................        10,646 |         25,296
    Package materials........................................        11,053 |          9,842
    Finished goods...........................................        45,517 |         76,054
    Other....................................................           892 |          1,473
                                                               -------------| ---------------
                                                                     68,108 |        112,665
                                                                            |
  Deferred income taxes......................................        35,694 |         55,929
  Other......................................................        33,417 |         19,337
                                                               -------------| ---------------
    Total current assets.....................................       267,354 |        336,485
                                                                            |
PROPERTY, PLANT, AND EQUIPMENT, NET..........................       392,727 |        486,080
                                                                            |
TRADEMARKS AND TRADENAMES, NET...............................       --      |        158,033
                                                                            |
GOODWILL, NET................................................        74,977 |         48,280
                                                                            |
PREPAID PENSION..............................................        23,836 |         43,359
                                                                            |
NOTES RECEIVABLE FROM AFFILIATE..............................       125,000 |       --
                                                                            |
ASSETS HELD FOR SALE.........................................        38,950 |          6,785
                                                                            |
OTHER ASSETS.................................................         4,042 |         22,502
                                                               -------------| ---------------
    Total assets.............................................   $   926,886 |  $   1,101,524
                                                               -------------| ---------------
                                                               -------------| ---------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              KEEBLER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                            |     KEEBLER
                                                                   UBIUS    |   CORPORATION
                                                               December 30, |  DECEMBER 28,
                                                                   1995     |      1996
                                                               -------------| ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                        |
                                                                            |
CURRENT LIABILITIES:                                                        |
  Commercial paper and revolving credit facilities...........   $   284,000 |  $    --
  Current maturities of long-term debt.......................         2,475 |         18,570
  Trade accounts payable.....................................        51,877 |         96,754
  Other liabilities and accruals.............................       123,719 |        186,586
  Restructuring reserves.....................................        38,168 |       --
  Plant and facility closing costs and severance.............       --      |         19,860
  Accounts payable to affiliate..............................         3,016 |       --
                                                               -------------| ---------------
    Total current liabilities................................       503,255 |        321,770
                                                                            |
LONG-TERM DEBT...............................................       151,153 |        412,705
                                                                            |
NOTES PAYABLE TO AFFILIATE...................................       105,000 |       --
OTHER LIABILITIES:                                                          |
  Deferred income taxes......................................        43,806 |         64,957
  Postretirement/postemployment obligations..................        44,603 |         56,382
  Plant and facility closing costs and severance.............       --      |         16,124
  Deferred compensation......................................        16,281 |         18,205
  Other......................................................        11,031 |         20,708
                                                               -------------| ---------------
    Total other liabilities..................................       115,721 |        176,376
COMMITMENTS AND CONTINGENCIES                                               |
SHAREHOLDERS' EQUITY:                                                       |
  Common stock ($1 par value;                                               |
    1,000,000 shares authorized and issued)..................         1,000 |          1,000
  Additional paid-in capital.................................       745,000 |        172,568
  Retained earnings (deficit)................................      (694,243)|         17,105
                                                               -------------| ---------------
    Total shareholders' equity...............................        51,757 |        190,673
                                                               -------------| ---------------
    Total liabilities and shareholders' equity...............   $   926,886 |  $   1,101,524
                                                               -------------| ---------------
                                                               -------------| ---------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              KEEBLER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                          UBIUS                       |
                                   ---------------------------------------------------| KEEBLER CORPORATION
                                      Fifty-Two         Fifty-Two           Four      | -------------------
                                     Weeks Ended       Weeks Ended       Weeks Ended  |     FORTY-EIGHT
                                     December 31,      December 30,      January 26,  |     WEEKS ENDED
                                         1994              1995             1996      |  DECEMBER 28, 1996
                                   ----------------  ----------------  ---------------| -------------------
NET SALES........................     $1,599,675        $1,578,601        $ 101,656   |    $   1,645,532
                                                                                      |
COSTS AND EXPENSES:                                                                   |
  Cost of sales..................        705,464           746,754           54,870   |          774,198
  Selling, marketing, and                                                             |
    administrative expenses......        845,704           884,591           71,427   |          794,837
  Loss on impairment of Salty                                                         |
    Snacks business..............         --                86,516           --       |         --
  Other..........................          2,115            (1,363)             857   |            6,347
                                   ----------------  ----------------  ---------------| -------------------
INCOME (LOSS) FROM OPERATIONS....         46,392          (137,897)         (25,498)  |           70,150
                                                                                      |
p  Interest (income) from                                                             |
    affiliates...................        (11,385)          (11,376)            (875)  |         --
  Interest (income)..............           (118)             (151)              (3)  |             (450)
  Interest expense to                                                                 |
    affiliates...................         65,195            11,802              664   |         --
  Interest expense...............         20,751            27,976               98   |           36,679
                                   ----------------  ----------------  ---------------| -------------------
INTEREST EXPENSE (INCOME), NET...         74,443            28,251             (116)  |           36,229
                                   ----------------  ----------------  ---------------| -------------------
INCOME (LOSS) FROM CONTINUING                                                         |
  OPERATIONS BEFORE INCOME TAX                                                        |
  EXPENSE (BENEFIT)..............        (28,051)         (166,148)         (25,382)  |           33,921
    Income tax expense                                                                |
      (benefit)..................         (1,134)             (459)          --       |           14,891
                                   ----------------  ----------------  ---------------| -------------------
INCOME (LOSS) FROM CONTINUING                                                         |
  OPERATIONS BEFORE EXTRAORDINARY                                                     |
  ITEM AND CUMULATIVE EFFECT OF                                                       |
  ACCOUNTING CHANGES.............        (26,917)         (165,689)         (25,382)  |           19,030
DISCONTINUED OPERATIONS:                                                              |
  Income from operations of                                                           |
    discontinued Frozen Food                                                          |
    businesses, net of tax.......          3,362             7,344           --       |         --
  Gain on disposal of Frozen Food                                                     |
    businesses, net of tax.......         --                --               18,910   |         --
                                   ----------------  ----------------  ---------------| -------------------
INCOME (LOSS) BEFORE                                                                  |
  EXTRAORDINARY ITEM AND                                                              |
  CUMULATIVE EFFECT OF ACCOUNTING                                                     |
  CHANGES........................        (23,555)         (158,345)          (6,472)  |           19,030
EXTRAORDINARY ITEM:                                                                   |
  Loss on early extinguishment of                                                     |
    debt, net of tax.............         --                --               --       |            1,925
                                   ----------------  ----------------  ---------------| -------------------
INCOME (LOSS) BEFORE CUMULATIVE                                                       |
  EFFECT OF ACCOUNTING CHANGES...        (23,555)         (158,345)          (6,472)  |           17,105
  Cumulative effect of accounting                                                     |
    changes, net of tax..........            535            --               --       |         --
                                   ----------------  ----------------  ---------------| -------------------
NET INCOME (LOSS)................     $  (23,020)       $ (158,345)       $  (6,472)  |    $      17,105
                                   ----------------  ----------------  ---------------| -------------------
                                   ----------------  ----------------  ---------------| -------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              KEEBLER CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                       Additional    Retained
                                             Common      Paid-In     Earnings
                                              Stock      Capital     (Deficit)      Total
                                            ---------  -----------  -----------  -----------
BALANCE AT JANUARY 1, 1994 (UBIUS)........  $   1,000  $   --       $  (512,878) $  (511,878)
  Net loss................................     --          --           (23,020)     (23,020)
  Capital contribution from UB Investments
    (Netherlands) B.V.....................     --          300,000      --           300,000
                                            ---------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1994 (UBIUS)......      1,000      300,000     (535,898)    (234,898)
  Net loss................................     --          --          (158,345)    (158,345)
  Capital contribution from UB Investments
    (Netherlands) B.V.....................     --          445,000      --           445,000
                                            ---------  -----------  -----------  -----------
BALANCE AT DECEMBER 30, 1995 (UBIUS)......      1,000      745,000     (694,243)      51,757
  Net loss for the four weeks.............     --          --            (6,472)      (6,472)
                                            ---------  -----------  -----------  -----------
BALANCE AT JANUARY 26, 1996 (UBIUS).......      1,000      745,000     (700,715)      45,285
  Write-off of Predecessor Company
    equity................................     (1,000)    (745,000)     700,715      (45,285)
  Purchase of Keebler Corporation by INFLO
    Holdings Corporation effective January
    26, 1996..............................      1,000      148,418      --           149,418
  Issuance of INFLO common stock and
    warrants to GFI.......................     --           23,600      --            23,600
  Captial contribution from INFLO Holdings
    Corporation...........................     --              550      --               550
  Net income for the forty-eight weeks....     --          --            17,105       17,105
                                            ---------  -----------  -----------  -----------
BALANCE AT DECEMBER 28, 1996
  (KEEBLER CORPORATION)...................  $   1,000  $   172,568  $    17,105  $   190,673
                                            ---------  -----------  -----------  -----------
                                            ---------  -----------  -----------  -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              KEEBLER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            |    KEEBLER
                                                                     UBIUS                  |  CORPORATION
                                                    ----------------------------------------| -------------
                                                     Fifty-Two     Fifty-Two     Four Weeks |  FORTY-EIGHT
                                                    Weeks Ended   Weeks Ended      Ended    |  WEEKS ENDED
                                                    December 31,  December 30,  January 26, | DECEMBER 28,
                                                        1994          1995          1996    |     1996
                                                    ------------  ------------  ------------| -------------
CASH FLOWS PROVIDED FROM (USED BY) OPERATING                                                |
 ACTIVITIES                                                                                 |
                                                                                            |
  Net income (loss)...............................   $  (23,020)   $ (158,345)   $   (6,472)|  $    17,105
  Adjustments to reconcile net income (loss) to                                             |
    cash from operating activities:                                                         |
    Depreciation and amortization.................       46,642        47,361         1,973 |       49,461
    Deferred income taxes.........................        2,057        (1,985)       --     |       13,143
    Loss on impairment of the Salty Snacks                                                  |
      business,                                                                             |
      net of tax..................................       --            86,516        --     |      --
    Gain on the disposal of the Frozen Food                                                 |
      businesses,                                                                           |
      net of tax..................................       --            --           (18,910)|      --
    Loss on early extinguishment of debt, net of                                            |
      tax.........................................       --            --            --     |        1,925
    Cumulative effect of accounting changes, net                                            |
      of tax......................................         (535)       --            --     |      --
  Changes in assets and liabilities:                                                        |
    Trade accounts and notes receivable, net......        6,673       (11,716)       22,068 |        3,842
    Accounts receivables/payables from affiliates,                                          |
      net.........................................      (20,303)       (4,737)       (1,941)|      --
    Inventories, net..............................       (4,389)        6,605         4,353 |       (9,809)
    Recoverable income taxes and income taxes                                               |
      payable.....................................       22,137        (1,304)           25 |      --
    Other current assets..........................       (4,693)        3,772         1,192 |        1,644
    Deferred debt issue costs.....................       --            --            --     |       (8,032)
    Trade accounts payable and other current                                                |
      liabilities.................................       (2,200)      (13,304)       11,550 |       25,798
    Restructuring reserves........................      (42,262)      (24,122)      (14,469)|      --
    Plant and facility closing costs and                                                    |
      severance...................................       --            --            --     |      (41,279)
  Other, net......................................        2,525         9,702           246 |         (553)
                                                    ------------  ------------  ------------| -------------
      Cash provided from (used by) operating                                                |
        activities................................      (17,368)      (61,557)         (385)|       53,245
                                                                                            |
CASH FLOWS (USED BY) PROVIDED FROM INVESTING                                                |
 ACTIVITIES                                                                                 |
  Capital expenditures............................      (56,016)      (55,386)       (3,228)|      (29,352)
  Proceeds from property disposals................        8,928         2,956        --     |        8,908
  Disposition of Frozen Food businesses...........       --            --            67,749 |      --
  Working capital adjustment paid by UB Investment                                          |
    (Netherlands) B.V.............................       --            --            --     |       32,609
  Purchase of Sunshine Biscuits, Inc., net of cash                                          |
    acquired......................................       --            --            --     |     (142,670)
  Other...........................................        1,204        --            --     |      --
                                                    ------------  ------------  ------------| -------------
      Cash (used by) provided from investing                                                |
        activities................................      (45,884)      (52,430)       64,521 |     (130,505)
                                                                                            |
CASH FLOWS (USED BY) PROVIDED FROM FINANCING                                                |
 ACTIVITIES                                                                                 |
  Capital contributions...........................      300,000       445,000        --     |          550
  Reduction of notes payable to affiliate.........     (300,000)     (445,000)       --     |      --
  Long-term debt borrowings.......................       --            --            --     |      220,000
  Long-term debt repayments.......................       (6,894)      (30,078)       (2,377)|     (134,000)
  Commercial paper and revolving credit                                                     |
    facilities, net...............................       76,300       134,500       (63,300)|      --
                                                    ------------  ------------  ------------| -------------
    Cash (used by) provided from financing                                                  |
      activities..................................       69,406       104,422       (65,677)|       86,550
                                                    ------------  ------------  ------------| -------------
    Increase (decrease) in cash and cash                                                    |
      equivalents.................................        6,154        (9,565)       (1,541)|        9,290
    Cash and cash equivalents at beginning of                                               |
      period......................................        6,389        12,543         2,978 |        2,114
                                                    ------------  ------------  ------------| -------------
    Cash and cash equivalents at end of period....   $   12,543    $    2,978    $    1,437 |  $    11,404
                                                    ------------  ------------  ------------| -------------
                                                    ------------  ------------  ------------| -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              KEEBLER CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY INCLUDE THE FINANCIAL STATEMENTS OF THE PREDECESSOR COMPANY FOR THE YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 30, 1995 AND THE FOUR WEEK PERIOD ENDED JANUARY 26, 1996, THE DATE ON WHICH UBIUS WAS ACQUIRED BY INFLO, AND THE SUCCESSOR COMPANY FOR THE FORTY-EIGHT WEEK PERIOD ENDED DECEMBER 28, 1996. THE DISTINCTION BETWEEN THE PREDECESSOR COMPANY AND SUCCESSOR COMPANY CONSOLIDATED FINANCIAL STATEMENTS HAS BEEN MADE BY INSERTING A DOUBLE LINE BETWEEN SUCH CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FOOTNOTES.

1. BASIS OF PRESENTATION

BUSINESS AND OWNERSHIP

Keebler Corporation ("the Company", "successor company"), a manufacturer and distributor of food products, is a wholly-owned subsidiary of INFLO Holdings Corporation ("INFLO"). INFLO is owned by Artal Luxembourg S. A. ("Artal"), a private investment company, Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company, G.F. Industries, Inc. ("GFI"), a privately held corporation headquartered in San Mateo, California, and certain members of the Company's current management. Keebler Corporation is comprised of the following wholly-owned subsidiaries: Keebler Company, Emerald Industries, Inc., Athens Packaging, Inc., Shaffer, Clarke & Co., Inc., Bake-Line Products, Inc., Johnston's Ready Crust Company, Sunshine Biscuits, Inc., and Keebler Leasing Corp.

The Company, formally UB Investments US Inc. ("UBIUS", "predecessor company"), had previously been owned by UB Investments (Netherlands) B.V., a Dutch Company (See Note 4). UB Investments (Netherlands) B.V. is a member of the worldwide group of affiliated companies owned by United Biscuits (Holdings) plc., a publicly held company in the United Kingdom.

FISCAL YEAR

Keebler Corporation's fiscal year consists of thirteen four week periods (52 or 53 weeks) and ends on the Saturday nearest December 31. The acquisition of Keebler Corporation closed on the last day of the first four week period. As a result of the acquisition, the 1996 fiscal year consists of the forty-eight weeks ended December 28, 1996. The 1994 and 1995 fiscal years of the predecessor company were comprised of 52 weeks.

PRINCIPLES OF CONSOLIDATION

All subsidiaries are wholly-owned and included in the consolidated financial statements of the Company. Intercompany accounts and transactions have been eliminated.

                              KEEBLER CORPORATION

1. BASIS OF PRESENTATION (CONTINUED)
GUARANTEES OF NOTES

The subsidiaries of the Company that are not Guarantors of the Company's Senior Subordinated Notes are inconsequential (which means that the total assets, revenues, income or equity of such non-guarantors, both individually and on a combined basis, is less than 3% of the Company's consolidated assets, revenues, income or equity), individually and in the aggregate, to the consolidated financial statements of the Company. The Guarantees are full, unconditional, and joint and several. Separate financial statements of the Guarantors are not presented because management has determined that they would not be material to investors in the Senior Subordinated Notes.

RECLASSIFICATIONS

Certain reclassifications of prior years' data have been made to conform with the current year reporting.

2. ACQUISITION OF KEEBLER CORPORATION BY INFLO HOLDINGS CORPORATION

On January 26, 1996, UB Investments (Netherlands) B.V. sold all the stock of UBIUS to INFLO. Subsequent to the acquisition, UBIUS changed its name to Keebler Corporation. The sale specifically excluded the stock of the Frozen Food businesses as well as the Salty Snacks business conducted by Keebler Company and other subsidiaries of UBIUS, as well as the UBIUS finance companies of U.B.H.C., Inc. and U.B.F.C., Inc., also wholly-owned subsidiaries (See Note 4).

The aggregate gross purchase price of $487.5 million (excluding fees and expenses paid at closing of approximately $15.3 million) was financed by $125 million in equity from INFLO, $200 million in Senior Term Notes, $125 million in Increasing Rate Notes, the assumption of $20.3 million in existing senior indebtedness of the Company and a note payable ("Seller Note") by INFLO to UB Investments (Netherlands) B.V. for $32.5 million. The Seller Note does not bear interest until January 26, 1999, and has been accounted for as a capital contribution to Keebler Corporation at a discounted value of $24.4 million. In addition, Keebler Corporation, subsequent to the purchase by INFLO, received a working capital adjustment of $32.6 million from United Biscuits (Netherlands) B.V. pursuant to the terms of the stock purchase agreement between INFLO and United Biscuits (Netherlands) B.V.

The acquisition of Keebler Corporation by INFLO has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of Keebler Corporation based on the respective fair values.

                              KEEBLER CORPORATION

2. ACQUISITION OF KEEBLER CORPORATION BY INFLO HOLDINGS CORPORATION (CONTINUED) The following provides an allocation of the purchase price:

                                                                                (IN MILLIONS)
Purchase Price.............................................................             $   487.5
Less: Net book value of assets acquired....................................                 329.5
Less: Asset purchase price allocation
  - Working capital receivable from UB (Netherlands) B.V...................  $    32.6
  -Inventories.............................................................        4.4
  -Deferred income taxes...................................................       11.4
  -Property, plant and equipment...........................................       45.7
  -Prepaid pension.........................................................       33.1
  -Other assets............................................................      (14.2)
  -Trademarks and tradenames...............................................      104.0      217.0
                                                                             ---------
Plus: Liability purchase price allocation
  -Other current liabilities and accruals..................................        1.1
  -Plant and facility closing costs and severance..........................       55.3
  -Deferred income taxes...................................................       13.8
  -Postretirement/postemployment obligations...............................      (17.5)
  -Other...................................................................        6.3       59.0
                                                                             ---------  ---------
Unallocated excess purchase price over fair value of net assets acquired...             $     0.0
                                                                                        ---------
                                                                                        ---------

3. ACQUISITION OF SUNSHINE BISCUITS, INC.

On June 4, 1996, the Company acquired Sunshine Biscuits, Inc. ("Sunshine") from GFI for an aggregate consideration of $171.7 million (excluding related fees and expenses paid at closing of approximately $2.2 million). The acquisition of Sunshine was funded by $150.3 million in cash, of which $36.3 million was provided by the Company's existing cash sources and $114 million in borrowings under the Amended and Restated Credit Agreement (See Note 10). In addition, approximately $23.6 million of INFLO common stock and warrants were issued to GFI and was accounted for as a capital contribution. These shares and warrants represent 13.2% of INFLO's common stock on a fully diluted basis.

The acquisition of Sunshine by the Company has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of Sunshine

                              KEEBLER CORPORATION

3. ACQUISITION OF SUNSHINE BISCUITS, INC. (CONTINUED) based on the respective fair values. The acquisition resulted in goodwill of $48.8 million, which is being amortized over a 40-year period.

The following provides an allocation of the purchase price:

                                                                                (IN MILLIONS)
Purchase Price.............................................................             $   171.7
Less: Net book value of assets acquired....................................                  92.8
Less: Asset purchase price allocation
  -Trade accounts receivable...............................................  $     0.3
  -Inventories.............................................................        3.6
  -Deferred income taxes...................................................        8.4
  -Property, plant, and equipment..........................................        9.5
  -Other assets............................................................       (3.8)
  -Trademarks and tradenames...............................................       57.0       75.0
                                                                             ---------
Plus: Liability purchase price allocation
  -Other current liabilities and accruals..................................        8.4
  -Plant and facility closing costs and severance..........................       22.1
  -Deferred income taxes...................................................       (8.3)
  -Pension obligation......................................................        5.0
  -Postretirement/postemployment obligations...............................       17.8
  -Other...................................................................       (0.1)      44.9
                                                                             ---------  ---------
Unallocated excess purchase price over fair value of net assets acquired...             $    48.8
                                                                                        ---------
                                                                                        ---------

Results of operations for Sunshine from the June 4, 1996 to December 28, 1996 have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at January 1, 1995. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation of the property, plant, and equipment acquired, and amortization of the trademarks, tradenames, and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations is not

                              KEEBLER CORPORATION

3. ACQUISITION OF SUNSHINE BISCUITS, INC. (CONTINUED) necessarily indicative of the results that would have been had the acquisition been effected on the assumed dates.

                                                                -Unaudited-
                                                             For the Year Ended
                                                        ----------------------------
                                                        December 30,   December 28,
                                                            1995           1996
                                                        -------------  -------------
                                                               (IN THOUSANDS)
Net sales.............................................   $ 2,213,574    $ 1,979,105
Loss from continuing operations before income taxes...   $  (241,323)   $    (8,652)
Net loss..............................................   $  (253,924)   $    (5,440)

4. PREDECESSOR COMPANY

UBIUS, the predecessor company to Keebler Corporation, was formed in 1992 as a result of the legal restructuring of United Biscuit (Holdings) plc.'s operations in the United States. UBIUS received the stock of the subsidiaries in exchange for the $850 million in debt with UB Investments (Netherlands) B.V. as well as all of the capital stock of UBIUS.

On May 20, 1995, the predecessor company adopted plans to sell the Salty Snacks business. On January 24, 1996, the predecessor company sold to Kelly Food Products, Inc. selected assets of the Salty Snacks business including the production plant in Bluffton, Indiana, trademarks and other intangibles related to the business, inventory and property, plant and equipment including selected assets related to the convenience sales division.

During July, 1995, the predecessor company adopted plans to discontinue the operations of its Frozen Food businesses. On January 9, 1996, UB Investments (Netherlands) B.V. sold the assets and stock of Bernardi Italian Foods Co., The Original Chili Bowl, Inc., Chinese Food Processing Corporation (wholly-owned subsidiaries collectively known as the Frozen Food businesses) and certain assets of Keebler Company to Windsor Food Company Ltd. The sale was effective as of December 31, 1995.

On December 5, 1995, Shaffer, Clarke & Co., Inc. ("Shaffer, Clarke"), a wholly-owned subsidiary, sold certain assets related Shaffer, Clarke's KA-ME business to Liberty Richter, Inc. for a gain of $2.6 million. These assets included inventory, contractual rights, and other intellectual property.

                              KEEBLER CORPORATION

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the relatively short maturity of these investments.

TRADE ACCOUNTS RECEIVABLE

Substantially all of the Company's trade accounts receivable are from retail dealers and wholesale distributors. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade accounts receivable, as shown on the consolidated balance sheets, were net of allowances of $3.6 million as of December 30, 1995 and $5.4 million as of December 28, 1996.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined principally by the last-in, first-out ("LIFO") method. Inventories stated under the LIFO method represent approximately 84% of total inventories in 1995 and 91% of total inventories in 1996. Because the Company has adopted a natural business unit single pool approach to determining LIFO inventory cost, classification of the LIFO reserve by inventory component is impractical. The excess of the current production cost of inventories over LIFO cost was approximately $17.6 million at December 30, 1995. There was no reserve required at December 28, 1996 to state inventory on a LIFO basis.

At December 30, 1995 and December 28, 1996, inventories are shown net of an allowance for slow-moving and aged inventory of $0.6 million and $5.5 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost at December 30, 1995. Property, plant and equipment was adjusted to fair market value due to the acquisition of Keebler Corporation and Sunshine. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain facilities and equipment held under capital leases are classified as property, plant, and equipment and amortized using the straight-line method over the lease terms, and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

                              KEEBLER CORPORATION

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
TRADEMARKS AND TRADENAMES

Trademarks and tradenames are amortized on a straight-line basis over a period of 40 years. Accumulated amortization of trademarks and tradenames was $0.1 million and $3.1 million as of December 30, 1995 and December 28, 1996, respectively.

GOODWILL

Goodwill shown in the consolidated financial statements at December 30, 1995 related to the of excess cost over the fair value of tangible net assets acquired in the purchases of Johnson Ready Crust, Bake-Line Products, Inc., and the Frozen Food businesses. At December 28, 1996, goodwill reflects the excess cost over the fair value of the tangible net assets acquired from the Sunshine purchase. Goodwill is amortized on a straight-line basis over a period of 40 years. Accumulated amortization of goodwill was $31.4 million and $0.5 million as of December 30, 1995 and December 28, 1996, respectively.

RESEARCH AND DEVELOPMENT

Activities related to new product development and major improvements to existing products and processes are expensed as incurred and were $15.1 million in 1994, $14.5 million in 1995, $0.6 million for the four weeks ended January 26, 1996 and $4.3 million for the forty-eight weeks ended December 28, 1996.

ADVERTISING AND CONSUMER PROMOTION

Advertising and consumer promotion costs are generally expensed when incurred. Production costs for advertising are deferred until the first run of the advertisement. There were no deferred advertising costs at December 30, 1995 and December 28, 1996. Advertising and consumer promotion expense was $72.3 million in 1994, $87.9 million in 1995, $5.1 million for the four weeks ended January 26, 1996 and $33.3 million for the forty-eight weeks ended December 28, 1996.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into derivative financial transactions to hedge existing or future exposures to changes in commodity prices. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on commodity futures and options transactions are deferred until the contracts are liquidated (See Note 21).

                              KEEBLER CORPORATION

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

The consolidated financial statements reflect the application of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes". The Company files a consolidated federal income tax return.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

6. CHANGES IN ACCOUNTING POLICIES

Effective January 2, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The Company recorded a $4 million pre-tax obligation as a cumulative effect of accounting change, resulting in an after-tax charge of $2.5 million. Prior to this date, these expenses were recognized on a pay-as-you-go basis.

As of December 31, 1994, the Company adopted a policy of capitalizing spare machinery and equipment parts. Previously, spare machinery and equipment parts were expensed when purchased. The new policy was adopted in order to bring the Company in conformity with the predecessor company guidelines and to match the cost with the associated benefit of these supplies. Expense is recognized as the parts are used. Adoption of the new policy resulted in a pre-tax benefit of $5 million, $3 million net of income tax.

                              KEEBLER CORPORATION

7. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment, including related accumulated depreciation follows:

                                                      December 30, |  DECEMBER 28,
                                                          1995     |      1996
                                                      -------------| ---------------
                                                              (IN THOUSANDS)
                                                                   |
Land................................................   $    12,899 |  $      16,344
Buildings...........................................       156,200 |        126,824
Machinery and equipment.............................       531,007 |        301,588
Office furniture and fixtures.......................        49,620 |         54,985
Delivery equipment..................................         6,150 |          6,785
Construction in progress............................        37,264 |         23,980
                                                      -------------| ---------------
                                                           793,140 |        530,506
Accumulated depreciation............................      (400,413)|        (44,426)
                                                      -------------| ---------------
                                                       $   392,727 |  $     486,080
                                                      -------------| ---------------
                                                      -------------| ---------------

Property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the depreciable assets. Buildings are depreciated over a useful life of ten to forty years. Machinery and equipment is depreciated over a useful life of eight to twenty-five years. Office furniture and fixtures are depreciated over useful lives of five to fifteen years. Delivery equipment is depreciated over a twelve year life.

8. ASSETS HELD FOR SALE

During 1995, the predecessor company adopted plans to sell the Salty Snacks business. The decision to sell the Salty Snacks business was based on the overcapacity in a highly competitive industry. Late in 1995, it was determined that the predecessor company would not be able to sell the three operating Salty Snack plants as a single unit. A buyer was found for selected assets, which included the production plant in Bluffton, Indiana. The remaining production plants were closed down. The aggregate carrying amount of the net assets held for sale was $116.5 million. The assets held for sale primarily included inventory and property, plant, and equipment. The predecessor company recorded an impairment loss of $86.5 million for the expected costs associated with exiting the Salty Snacks business. The charge was comprised of $77.6 million related to the write-down of the net assets to their net realizable value of $38.9 million. In addition, $8.9 million was recorded for the estimated severance and other costs associated with the liquidation of the Salty Snacks business. The $38.9 million of Salty Snack assets held for sale were not included on the net assets acquired by the Company as part of the acquisition.

                              KEEBLER CORPORATION

8. ASSETS HELD FOR SALE (CONTINUED)
Since the acquisition of Keebler Corporation, management has executed a strategic plan to reduce inefficiencies. In June 1996, the Company, in an effort to reduce excess capacity, closed the manufacturing facility in Atlanta, Georgia. At December 28, 1996, the estimated fair value of land and buildings held for sale was $3.2 million, net of $0.3 million for selling costs. Similarly, after the acquisition of Sunshine, management decided to close the production plant in Santa Fe Springs, California due to overcapacity. The fair market value of land and buildings held for sale at December 28, 1996 was $3.6 million. The disposal of the Atlanta and Santa Fe Springs manufacturing facilities is expected to occur before the end of 1997.

9. OTHER CURRENT LIABILITIES AND ACCRUALS

Other current liabilities and accruals consisted of the following at December 30, 1995 and December 28, 1996:

                                                      December 30, |  DECEMBER 28,
                                                          1995     |      1996
                                                      -------------| ---------------
                                                              (IN THOUSANDS)
                                                                   |
Self insurance reserves.............................   $    53,737 |   $    58,527
Employee compensation...............................        28,364 |        42,555
Marketing and consumer promotions...................        28,618 |        45,892
Taxes, other than income............................         7,196 |        10,555
Interest............................................         2,751 |         9,887
Postretirement/Postemployment benefit obligation....         2,816 |         5,523
Reclamations........................................       --      |         4,321
Other...............................................           237 |         9,326
                                                      -------------| ---------------
                                                       $   123,719 |   $   186,586
                                                      -------------| ---------------
                                                      -------------| ---------------

The Company obtains insurance to manage potential losses and liabilities related to worker's compensation, health and welfare claims, and general product and vehicle liability. The Company has elected to retain a significant portion of the expected losses through the use of deductibles and stop-loss limitations. Provisions for losses expected under these programs are recorded based on the Company's estimates of aggregate liability for claims incurred. These estimates utilize the Company's prior experience and actuarial assumptions provided by the Company's insurance carrier. The total estimated liability for these losses at December 30, 1995 and December 28, 1996 was $53.7 million and $58.5 million, respectively, and is included in

                              KEEBLER CORPORATION

9. OTHER CURRENT LIABILITIES AND ACCRUALS (CONTINUED) other current liabilities and accruals. The Company has secured its liability for potential workers' compensation claims in several states by obtaining standby letters of credit which aggregate to approximately $17 million.

10. DEBT AND LEASE COMMITMENTS

Long-term debt consisted of the following at December 30, 1995 and December 28, 1996:

                                                               December 30,    DECEMBER 28,
                              Interest Rate   Final Maturity       1995            1996
                              -------------  ----------------  -------------  ---------------
                                                                       (IN THOUSANDS)
Term-A Loans................  7.380-7.875%   January 31, 2002   $   --          $   132,875
Term-B Loans................  7.880-8.375%    July 31, 2003         --               89,400
Term-C Loans................  8.130-8.625%    July 31, 2004         --               64,575
Senior Subordinated Notes...     10.750%       July 1, 2006         --              125,000
Other Senior Debt...........     various        2001-2005            16,416          14,290
Private Placement Notes.....     9.000%        May 1, 2001          125,000         --
Capital Lease Obligations...     various        1997-2008             6,800           5,135
Other.......................                                          5,412         --
                                                               -------------  ---------------
                                                                    153,628         431,275
Less: Current maturities....                                          2,475          18,570
                                                               -------------  ---------------
                                                                $   151,153     $   412,705
                                                               -------------  ---------------
                                                               -------------  ---------------

The Company's primary credit financing as of December 28, 1996 was provided by a $447.9 million. Amended and Restated Credit Agreement ("Credit Agreement") consisting of a $155 million Revolving Loan facility and three Term Loans (Term Loans A, B and C) of which the current outstanding balance aggregates to $286.9 million. Interest on the Revolving Loans and Term Loans is calculated based on a Base Rate plus applicable margin. The Base Rate can, at the Company's option, be
1) the higher of the base domestic rate as established by the Administrative Agent for the Lenders under the Credit Agreement, or the Federal Funds Rate plus one-half of one-percent, or 2) a reserve percentage adjusted LIBO Rate as offered by the Administrative Agent's office in London. Base Rate loan interest rates fluctuate immediately based upon a change in the established Base Rate by the Administrative Agent. The Credit Agreement requires the Company to meet certain financial covenants including net worth; earnings before interest, taxes, depreciation and amortization; and cash flow and interest coverage ratios.

                              KEEBLER CORPORATION

10. DEBT AND LEASE COMMITMENTS (CONTINUED)

As of December 28, 1996, the Company had a Revolving Loan facility with an available balance of $155 million. Actual available borrowings under the Revolving Loan facility can be reduced by the level of qualifying working capital as defined in the Company's Amended and Restated Credit Agreement. This gross available balance is further reduced by certain letters of credit totaling $10.9 million and outstanding borrowings. There were no amounts outstanding under this facility as of December 28, 1996.

Any unused borrowings under the Revolving Loan facility are subject to a commitment fee, which will vary from 0.25% - 0.5% based on the relationship of debt to adjusted earnings.

On January 30, 1996, the Company entered into a swap transaction with the Bank of Nova Scotia, who also serves as the Administrative Agent for the Lenders under the Credit Agreement. The swap transaction had the effect of converting the base rate on $170 million of the Term Loans to a fixed rate obligation of 5.0185% plus applicable margin through February 1, 1999. The maturity date on the swap transaction can be extended to February 1, 2001 at the option of the Bank of Nova Scotia on January 28, 1999.

The Increasing Rate Notes issued to finance the acquisition of Keebler Corporation were repaid in June 1996 with the proceeds from a private placement offering for new 10.75% Senior Subordinated Notes due 2006 ("the Private Notes"). The Company recorded a before-tax extraordinary loss of $3.2 million on the early extinguishment of the Increasing Rate Notes. The loss consists primarily of bank fees incurred at the time the Increasing Rate Notes were issued. The after-tax loss was $1.9 million.

On October 23, 1996, pursuant to an exchange and registration rights agreement, the Company registered its 10.75% Senior Subordinated Notes due 2006 ("the Notes") under the Securities Act of 1933 in exchange for the Private Notes. The Notes were issued under an indenture dated June 15, 1996 between the Company, the Company's Restricted Subsidiaries (as defined in the indenture), and the U.S. Trust Company of New York, as trustee. The Notes are unsecured senior subordinated obligations of the Company guaranteed by the Restricted Subsidiaries. Interest on the Notes will be paid semi-annually on January 1 and July 1 of each year, commencing January 1, 1997. At the Company's option, up to 35.0% of the aggregate original principal of the Notes can be redeemed at a redemption price of 110.0% on or prior to July 1, 1999 following a public equity offering.

In 1995, the predecessor company maintained a commercial paper program in the United States supported by a line of credit agreement which was guaranteed by United Biscuits (Holdings) plc. The line of credit agreement totaled $200 million as of December 30, 1995. The agreement could be canceled at any time. The commercial paper had a weighted average interest rate of 5.9% during 1995. The interest rate was 6.1% for

                              KEEBLER CORPORATION

10. DEBT AND LEASE COMMITMENTS (CONTINUED) year-end 1995. The predecessor company had $184 million of outstanding borrowings under this program as of December 30, 1995.

Furthermore, during 1995, the predecessor company, along with other United Biscuits (Holdings) plc. affiliated companies, had access to a revolving credit agreement in Europe which was guaranteed by United Biscuits (Holdings) plc. Available borrowings under this agreement were limited by total United Biscuits (Holdings) plc. borrowings. Maximum borrowings available under this agreement were $300 million as of year-end 1995. This agreement had a weighted average interest rate of 6.2% during 1995. The interest rate at year-end was 6.0% for 1995. The predecessor company had $100 million of outstanding borrowings under this program as of December 30, 1995.

During 1995, the predecessor company prepaid $25.1 million of long-term debt.

Interest of $111.1 million, $37.6 million, $3.8 million, and $25.2 million was paid on debt, including notes payable to affiliates (see Note 11), for the years ended December 31, 1994 and December 30, 1995, the four weeks ended January 26, 1996, and the forty-eight weeks ended December 28, 1996, respectively.

Aggregate scheduled annual maturities of long-term debt as of December 28, 1996 are as follows:

                                                    (IN THOUSANDS)
1997..............................................    $   18,570
1998..............................................        22,940
1999..............................................        29,175
2000..............................................        33,865
2001..............................................        42,255
2002 and thereafter...............................       284,470
                                                    --------------
                                                      $  431,275
                                                    --------------
                                                    --------------

                              KEEBLER CORPORATION

10. DEBT AND LEASE COMMITMENTS (CONTINUED)
Assets recorded under capitalized lease agreements and equipment purchase obligations included in property, plant, and equipment consist of the following:

                                             December 30, |  DECEMBER 28,
                                                 1995     |      1996
                                             -------------| ---------------
                                                     (IN THOUSANDS)
                                                          |
Land.......................................    $   1,246  |   $     1,209
Buildings..................................        8,700  |         2,881
Machinery and equipment....................       21,424  |         6,361
Other leased assets........................        1,213  |           259
                                             -------------| ---------------
                                                  32,583  |        10,710
Accumulated amortization...................      (21,397) |        (1,000)
                                             -------------| ---------------
                                               $  11,186  |   $     9,710
                                             -------------| ---------------
                                             -------------| ---------------

Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

                                                         Capital    Operating
                                                         Leases      Leases
                                                        ---------  -----------
                                                            (IN THOUSANDS)
1997..................................................  $     238   $  23,858
1998..................................................        258      19,375
1999..................................................        278      16,567
2000..................................................        349      14,523
2001..................................................        366      11,924
2002 and thereafter...................................      5,813      30,753
                                                        ---------  -----------
Total minimum payments................................      7,302   $ 117,000
                                                                   -----------
                                                                   -----------
Amount representing interest..........................     (2,167)
                                                        ---------
Obligations under capital lease.......................      5,135
Obligations due within one year.......................        (25)
                                                        ---------
Long-term obligations under capital leases............  $   5,110
                                                        ---------
                                                        ---------

                              KEEBLER CORPORATION

10. DEBT AND LEASE COMMITMENTS (CONTINUED)
Rent expense for all operating leases was $38.8 million, $37.4 million, $2.7 million and $30.1 million for the years ended December 31, 1994 and December 30, 1995, the four weeks ended January 26, 1996, and the forty-eight weeks ended December 28, 1996, respectively.

11. NOTES RECEIVABLE AND PAYABLE TO AFFILIATE

At December 31, 1995, U.B.H.C., Inc. held $125 million in notes receivable from UB Investments plc., an affiliated entity of United Biscuits (Holdings) plc. These notes, which carried an interest rate of 9%, represented unsecured obligations of UB Investments plc. and were due May 1, 2001. The note receivable was settled as of the acquisition of Keebler Corporation.

As part of the 1992 reorganization of United Biscuits (Holdings) plc. operations in the United States, UBIUS had received the stock of its subsidiaries in exchange for two notes payable. There was a $300 million note payable to UB Investments, plc. which carried an interest rate of 9.75% due on September 20, 2002 and a $550 million note payable due to UB Investments, plc. with a 8.24% rate of interest due in seven annual installments with the final installment due on September 20, 1999.

On September 7, 1994, the predecessor company received a capital contribution of $300 million from U.B. Investments (Netherlands) B.V. and used the capital contribution to repay the $300 million note. On February 1, 1995, the predecessor company received a capital contribution of $445 million from U.B. Investments (Netherlands) B.V. and was used by the predecessor company to make payments against the $550 million note which would have been due in years 1995, 1996, 1997, 1998 and a portion of the payment due in 1999 leaving one payment for the balance of $105 million note due September 1999. The remaining note payable balance was settled as of the acquisition of Keebler Corporation.

12. PLANT AND FACILITY CLOSING COSTS AND SEVERANCE

As part of acquiring Keebler Corporation and Sunshine, management adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler Corporation and Sunshine acquisition. Management's plan included company-wide staff reductions, the closure of manufacturing, distribution, and sales force facilities, and information system exit costs.

Severance, outplacement, and other related costs associated with staff reductions were estimated at $30.7 million. Costs incurred related to closing the Atlanta, Georgia and Santa Fe Springs, California manufacturing facilities, which include primarily severance and carrying costs, are expected to total $13.1 million. The carrying and lease termination costs associated with the closure of distribution and sales force facilities were

                              KEEBLER CORPORATION

12. PLANT AND FACILITY CLOSING COSTS AND SEVERANCE (CONTINUED) estimated at $26.8 million. In addition, the Company expects to incur $6.8 million in lease costs related to exiting legacy information systems. From the date of acquisition, spending against reserves established totaled $41.4 million resulting in a balance of $36.0 million at December 28, 1996.

Plans initiated by management are expected to be completed primarily over the next two years. Only noncancellable contractual lease obligations are expected to exceed the two year time frame.

13. EMPLOYEE BENEFIT PLANS

The Company maintains a trusteed, noncontributory pension plan covering certain salaried and hourly-paid employees. Assets held by the plan consist primarily of common stocks, collective trust funds, government securities, bonds, and guaranteed insurance contracts. Benefits provided under the defined-benefit pension plan are primarily based on years of service and the employee's final level of compensation. The Company's funding policy is to contribute annually not less than the ERISA minimum funding requirements. Effective September 30, 1996, the Sunshine Biscuits, Inc. Pension Plan was merged with the Retirement Plan for Salaried and Certain Hourly-Paid Employees of Keebler Company.

Pension expense included the following components:

                                                                 Four Weeks |   FORTY-EIGHT
                                    Year Ended     Year Ended       Ended   |   WEEKS ENDED
                                   December 31,   December 30,   January 26,|  DECEMBER 28,
                                       1994           1995          1996    |      1996
                                   -------------  -------------  -----------| ---------------
                                                         (IN THOUSANDS)
                                                                            |
Service cost.....................    $   7,888      $   6,611     $     599 |   $     7,711
Interest cost....................       13,374         13,877         1,133 |        21,338
Actual return on plan assets.....       (9,295)       (43,661)       (1,693)|       (12,752)
Net amortization of transition                                              |
  obligation.....................          616            616            47 |       --
Deferral of (gains) losses.......      (10,407)        24,468        --     |       (15,495)
Prior service cost...............         (512)          (155)          (12)|       --
Net gain.........................       --               (437)       --     |       --
                                   -------------  -------------  -----------| ---------------
Pension expense..................    $   1,664      $   1,319     $      74 |   $       802
                                   -------------  -------------  -----------| ---------------
                                   -------------  -------------  -----------| ---------------

                              KEEBLER CORPORATION

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
The funded status of the Company's pension plan and amounts recognized in the consolidated balance sheets are as follows:

                                             December 30, |  DECEMBER 28,
                                                 1995     |      1996
                                             -------------| ---------------
                                                     (IN THOUSANDS)
                                                          |
Actuarial present value of accumulated                    |
  benefit obligation:                                     |
  Vested...................................   $  (136,131)|  $    (366,253)
  Nonvested................................       (24,109)|         (7,255)
                                             -------------| ---------------
                                              $  (160,240)|  $    (373,508)
                                             -------------| ---------------
                                             -------------| ---------------
Projected benefit obligation...............   $  (201,267)|  $    (408,060)
Plan assets at fair value..................       241,604 |        464,433
                                             -------------| ---------------
Plan assets greater than projected benefit                |
  obligation...............................        40,337 |         56,373
Unrecognized transition obligation.........         3,682 |       --
Unrecognized prior service.................        (1,123)|       --
Unrecognized net gain......................       (19,060)|        (13,014)
                                             -------------| ---------------
Prepaid pension............................   $    23,836 |  $      43,359
                                             -------------| ---------------
                                             -------------| ---------------

Assumptions used in accounting for the defined-benefit pension plan at each of the respective period-ends are as follows:

                                                                               |  FORTY-EIGHT
                                    Year Ended     Year Ended     Four Weeks   |  WEEKS ENDED
                                   December 31,   December 30,   Ended January | DECEMBER 28,
                                       1994           1995         26, 1996    |     1996
                                   -------------  -------------  ------------- |---------------
                                                          (IN THOUSANDS)
                                                                               |
Discount rate....................     7.75-8.5%           7.5%           7.5%  |         7.5%
Rate of compensation level                                                     |
  increases......................      4.4-6.0%      4.0%-6.0%           4.0%  |         4.0%
Expected long-term rate of return                                              |
  on plan assets.................     8.0-10.0%      8.0%-9.0%          10.0%  |        8.57%

                              KEEBLER CORPORATION

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
As of December 31, 1995, included in plan assets were real estate investments of $7.2 million in two distribution centers which are under two operating leases to a subsidiary of UBIUS. The plan assets, as of December 28, 1996, include a real estate investment of $3.1 million in a distribution center which is under an operating lease to the Company.

The Company, in addition to the defined-benefit plan, also maintains an unfunded supplemental retirement plan for certain highly compensated executives. Benefits provided are based on years of service. Vesting is graduated depending on termination after age 55.

The supplemental retirement plan expense includes the following components:

                                     Year Ended       Year Ended      Four Weeks  | FORTY-EIGHT WEEKS
                                    December 31,     December 30,    Ended January|  ENDED DECEMBER
                                        1994             1995          26, 1996   |     28, 1996
                                   ---------------  ---------------  -------------| -----------------
                                                             (IN THOUSANDS)
                                                                                  |
Service cost.....................     $     126        $     452       $      35  |     $  --
Interest cost....................           710              854              66  |           637
Net amortization of transition                                                    |
  obligation.....................           110              111               8  |        --
Prior service cost...............           134              170              13  |        --
                                        -------          -------           -----  |        ------
Plan expense.....................     $   1,080        $   1,587       $     122  |     $     637
                                        -------          -------           -----  |        ------
                                        -------          -------           -----  |        ------

                              KEEBLER CORPORATION

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
The unfunded status of the supplemental retirement plan and the amounts recognized in the consolidated balance sheets are as follows:

                                             December 30, |  DECEMBER 28,
                                                 1995     |      1996
                                             -------------| ---------------
                                                     (IN THOUSANDS)
                                                          |
Actuarial present value of accumulated                    |
  benefit obligation                                      |
  Vested...................................    $ (11,301) |   $   (10,028)
  Nonvested................................       --      |       --
                                             -------------| ---------------
                                               $ (11,301) |   $   (10,028)
                                             -------------| ---------------
                                             -------------| ---------------
Projected benefit obligation...............    $ (12,077) |   $    (9,890)
Plan assets at fair value..................       --      |       --
                                             -------------| ---------------
Projected benefit obligation excess of plan               |
  assets...................................      (12,077) |        (9,890)
Unrecognized transition obligation.........          664  |       --
Unrecognized prior service cost............        1,307  |       --
Unrecognized net (gain) loss...............        1,732  |          (754)
                                             -------------| ---------------
Plan obligation included in other                         |
  liabilities..............................    $  (8,374) |   $   (10,644)
                                             -------------| ---------------
                                             -------------| ---------------

Assumptions used in accounting for the supplemental retirement plan at each of the respective period-ends are as follows:

                                     Year Ended       Year Ended      Four Weeks  | FORTY-EIGHT WEEKS
                                    December 31,     December 30,    Ended January|  ENDED DECEMBER
                                        1994             1995          26, 1996   |     28, 1996
                                   ---------------  ---------------  -------------| -----------------
                                                                                  |
Discount rate....................           8.5%             7.5%            7.5% |           7.5%
Rate of compensation level                                                        |
  increase.......................           4.5%             4.0%            4.0% |           4.0%

Contributions are also made by the Company to a retirement program for Grand Rapids union employees. Benefits provided under the plan are based on a flat monthly amount for each year of service and are unrelated to compensation. Contributions are made based on a negotiated hourly rate. In 1994, 1995, the

                              KEEBLER CORPORATION

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
four weeks ended January 26, 1996, and the forty-eight weeks ended December 28, 1996, the Company expensed contributions of $2.3 million, $2.5 million, $0.2 million, and $2.3 million, respectively.

The Company contributes to various multiemployer union administered defined-benefit and defined-contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $8.7 million, $9.6 million, $0.9 million, and $7.8 million in 1994, 1995, the four weeks ended January 26, 1996 and the forty-eight weeks ended December 28, 1996, respectively.

The Company also offers certain employees participation in the Keebler Company Salaried Savings Plan, a defined-contribution plan. Prior to July 1, 1995, certain nonunion employees who met length-of-service requirements could elect to participate in the plan. Currently, participation in the plan can be elected immediately. Contributions, made by participants with no company matching, are based on an elected percentage of the participants' compensation within a specified range. Expenses incurred by the Company to administer the plan are nominal.

During 1996, the Company matched a portion of employee contributions to a defined contribution savings plan for qualified salaried employees of Sunshine. Contributions made by the Company were not to exceed 6% of gross wages. The Company also provides a savings plan for certain hourly employees of Sunshine which provides no matching company contributions. Expenses in 1996 for the plans were nominal.

A Voluntary Employee Beneficiary Association ("VEBA") provides health and welfare benefits for certain Sunshine employees. Payments made by the Company to the VEBA relating to future employee benefits are included in other assets. The Company's policy is to fund the VEBA based on actual expenses of the preceding year to the extent deductible under current federal income tax laws. The Company funded $10 million during the forty-eight weeks ended December 28, 1996.

The Company also makes contributions to a money purchase pension plan for certain hourly and salaried employees of Bake-Line Products, Inc. Contributions are based on 4% of employees' annual salary. Expenses paid by the Company to administer the plan were nominal.

14. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company provides certain medical and life insurance benefits for eligible retired employees. The medical plan, which covers nonunion employees with ten or more years of service, is a comprehensive indemnity-type plan. The plan incorporates up-front deductible, coinsurance payments, and employee

                              KEEBLER CORPORATION

14. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED) contributions which are based on length of service. The life insurance plan offers a small amount of coverage versus the amount the employees had while employed. The Company does not fund the Plan.

The net periodic postretirement benefit expense includes the following components:

                                                                              |   FORTY-EIGHT
                                    Year Ended     Year Ended     Four Weeks  |   WEEKS ENDED
                                   December 31,   December 30,   Ended January|  DECEMBER 28,
                                       1994           1995         26, 1996   |      1996
                                   -------------  -------------  -------------| ---------------
                                                          (IN THOUSANDS)
                                                                              |
Service cost.....................    $   1,669      $   1,598      $     123  |    $   2,142
Interest cost....................        3,015          3,194            246  |        2,729
                                   -------------  -------------        -----  | ---------------
Net periodic postretirement                                                   |
  benefit expense................    $   4,684      $   4,792      $     369  |    $   4,871
                                   -------------  -------------        -----  | ---------------
                                   -------------  -------------        -----  | ---------------

The funded status of the plan reconciled to the postretirement obligation in the Company's consolidated balance sheets are as follows:

                                             December 30, |  DECEMBER 28,
                                                 1995     |      1996
                                             -------------  ---------------
                                                     (IN THOUSANDS)
                                                          |
Accumulated postretirement benefit                        |
  obligation:                                             |
  Retirees.................................    $ (18,914) |   $   (33,054)
  Fully eligible active participants.......       (3,522) |        (8,579)
  Other active participants................      (19,635) |       (11,815)
                                             -------------| ---------------
                                                 (42,071) |   $   (53,448)
Unrecognized net gain......................       (1,048) |        (3,857)
                                             -------------| ---------------
Postretirement obligation..................    $ (43,119) |   $   (57,305)
                                             -------------| ---------------
                                             -------------| ---------------

The accumulated postretirement benefit obligation was determined using a weighted-average discount rate of 8.5% for the year ended December 31, 1994, and 7.5% for the year ended December 30, 1995, the four weeks ended January 26, 1996, and the forty-eight weeks ended December 28, 1996.

The weighted-average annual assumed rate of increase in the cost of covered benefits is 7.0% for 1996 declining gradually to an ultimate trend rate of 5.0% by the year 1999. A 1% increase in the trend rate for

                              KEEBLER CORPORATION

14. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED) health care costs would have increased the accumulated benefit obligation as of December 28, 1996 by $3.7 million and the net periodic benefit cost by $0.4 million.

The Company also provides postemployment medical benefits to employees on long-term disability. The plan is a comprehensive indemnity-type plan which covers nonunion employees on long-term disability. There is no length of service requirement. The plan incorporates coinsurance payments and deductibles. The Company does not fund the plan. The postemployment obligation included in the consolidated balance sheets at December 30, 1995 and December 28, 1996 was $4.3 million and $4.6 million, respectively.

15. INCOME TAXES

The components of income tax expense (benefit) were as shown below:

                                                                 Four Weeks |   FORTY-EIGHT
                                    Year Ended     Year Ended       Ended   |   WEEKS ENDED
                                   December 31,   December 30,   January 26,|  DECEMBER 28,
                                       1994           1995          1996    |      1996
                                   -------------  -------------  -----------| ---------------
                                                         (IN THOUSANDS)
                                                                            |
Current:                                                                    |
  Federal........................    $  (1,505)     $   1,526     $  --     |   $   --
  State..........................        1,425         --            --     |       --
                                   -------------  -------------  -----------| ---------------
Current provision (benefit) for                                             |
  income taxes...................          (80)         1,526        --     |       --
                                   -------------  -------------  -----------| ---------------
Deferred:                                                                   |
  Federal........................      (11,599)       (63,212)        6,490 |        12,256
  State..........................         (733)        (9,215)          843 |         2,635
  Valuation allowance (federal                                              |
    and state)...................       11,278         70,442        (7,333)|       --
                                   -------------  -------------  -----------| ---------------
Deferred provision (benefit) for                                            |
  income taxes...................       (1,054)        (1,985)       --     |        14,891
                                   -------------  -------------  -----------| ---------------
                                     $  (1,134)     $    (459)    $  --     |   $    14,891
                                   -------------  -------------  -----------| ---------------
                                   -------------  -------------  -----------| ---------------

                              KEEBLER CORPORATION

15. INCOME TAXES (CONTINUED)
The differences between the income tax expense (benefit) calculated at the federal statutory income tax rate and the company's consolidated income tax expense (benefit) are as follows:

                                                          |   FORTY-EIGHT
                                              Year Ended  |   WEEKS ENDED
                                             December 30, |  DECEMBER 28,
                                                 1995     |      1996
                                             -------------| ---------------
                                                     (IN THOUSANDS)
                                                          |
U.S. federal statutory rate................    $ (64,843) |   $    11,872
State income taxes (net of federal                        |
  benefit).................................       (8,208) |         1,765
Deferred tax asset valuation adjustment....       70,442  |       --
Intangible amortization....................          828  |         1,268
Non-taxable items..........................          883  |       --
All others.................................          439  |           (14)
                                             -------------| ---------------
                                               $    (459) |   $    14,891
                                             -------------| ---------------
                                             -------------| ---------------

                              KEEBLER CORPORATION

15. INCOME TAXES (CONTINUED)
The deferred tax assets and deferred tax (liabilities) recorded on the consolidated balance sheets consist of the following:

                                             December 30, |  DECEMBER 28,
                                                 1995     |      1996
                                             -------------| ---------------
                                                     (IN THOUSANDS)
                                                          |
Depreciation...............................   $   (92,573)|  $     (91,860)
Prepaid pension............................        (9,207)|        (17,050)
Capitalized interest.......................        (1,010)|       --
Inventory valuation........................       --      |         (7,073)
Other......................................          (131)|           (144)
                                             -------------| ---------------
                                                 (102,921)|       (116,127)
                                             -------------| ---------------
Net operating loss carryforwards...........        81,922 |         94,659
Restructuring reserves.....................        63,998 |       --
Postretirement/postemployment benefits.....        18,755 |         24,997
Workers' compensation......................        18,375 |         16,703
Plant and facility closing costs and                      |
  severance................................       --      |         14,232
Incentives and deferred compensation.......        10,084 |         11,658
Charitable contributions...................         9,204 |         10,067
Employee benefits..........................         7,751 |          8,251
Other current assets.......................       --      |          3,121
Other......................................         1,537 |          7,761
                                             -------------| ---------------
                                                  211,626 |        191,449
Valuation allowance........................      (116,817)|        (84,350)
                                             -------------| ---------------
                                              $    (8,112)|  $      (9,028)
                                             -------------| ---------------
                                             -------------| ---------------

Net operating loss carryforwards total approximately $236 million through 1996 and expire in 2008 through 2011. These carryforwards have been fully reserved as the realization is not certain.

Income taxes paid (refunded) were approximately $(22.8) million, $2.3 million, and $1.6 million for the year ended December 31, 1994, December 30, 1995, and the forty-eight weeks ended December 28, 1996, respectively. There were no taxes paid or refunded during the four weeks ended January 26, 1996.

                              KEEBLER CORPORATION

16. SHAREHOLDERS' EQUITY

As a result of the Sunshine acquisition, INFLO issued GFI 990,076 shares of INFLO common stock and a warrant to purchase 1,070,352 shares of INFLO common stock. The shares of $.01 par value stock were valued at $18.50 per share. The warrant is exercisable at $18.50 per share over a seven year period, beginning June 4, 1996 and expiring June 4, 2003. At December 28, 1996, the warrant has not been exercised. The total value of the stock and warrant held by GFI was $23.6 million at December 28, 1996.

During the forty-eight weeks ended December 28, 1996, INFLO contributed excess cash held to the Company resulting in a $0.6 million capital contribution.

17. STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for employee stock options. Under the Company's 1996 Stock Option Plan 2,000,000 shares of the Company's stock were authorized for future grant. Options granted to management personnel in 1996 were 1,226,550 shares of the Company's common stock. All options granted have ten year terms and vest and become exercisable over five years.

The following table summarizes stock option activity:

                                                          Weighted Average
                                              Options      Exercise Price
                                             ----------  -------------------
Outstanding-January 26, 1996...............      --              --
Granted....................................   1,226,550       $   11.35
Exercised..................................      --              --
Forfeited..................................      39,900       $   10.00
Outstanding at December 28, 1996...........   1,186,650       $   11.02
Exercisable at December 28, 1996...........      --              --

Exercise prices for options as of December 28, 1996 for options outstanding arising from the May 1996 grant (992,250 options) were $10.00 and for options outstanding from the December 1996 grant (194,400 options) were $18.50. The weighted average fair value for options granted in 1996 was $10.70. The weighted average remaining contractual life of those options is nine years.

Pro forma information regarding net income is required by the SFAS No. 123. "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a present value approach with the following weighted-average assumptions: risk-free interest rate

                              KEEBLER CORPORATION

17. STOCK OPTION PLAN (CONTINUED)
of 6.0%; no expected dividend yield; volatility in the expected value of the Company's common stock accounted for by a discount rate of 20% applied to the valuation of the Company's stock based upon the present value of future cash flows discounted at the weight average cost of capital of 19% after tax; and a weighted-average expected life of the option of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income would have been approximately $15.4 million.

18. RESTRUCTURING CHARGE

In 1993, the predecessor company had recorded a operating charge of $122.7 million to restructure operations. In 1995, spending against the restructuring reserves totaled $24.1 million. Restructuring reserves remaining as of December 30, 1995 were $38.2 million related primarily to future cash costs for contractual obligations related to streamlining of the sales and distribution network as well as related information system projects and a reserve to reduce a manufacturing facility to its net realizable value. At December 28, 1996, there were no restructuring reserves. The restructuring reserve balance of $38.2 million at December 30, 1995 was not a cost assumed as part of the Keebler Corporation acquisition.

A summary of the restructuring reserve activity for the time the initial restructuring reserve was recorded to the acquisition of Keebler Corporation follows:

                                        Year Ended      Year Ended       Year Ended      Four Weeks
                                        January 1,     December 31,     December 30,    Ended January
                                           1994            1994             1995          26, 1996
                                       -------------  ---------------  ---------------  -------------
Beginning balance....................    $    14.0       $   104.6        $    62.3       $    38.2
Liabilities recorded in connection
  with the 1993 acquisition of
  Bake-Line Products Inc.............          5.5          --               --              --
Provision for continuing
  operations.........................        120.1          --               --              --
Provision for discontinued
  operations.........................          2.6          --               --              --
Charges..............................        (19.3)          (42.3)           (24.1)         --
Reclassification of property, plant,
  and equipment......................        (18.3)         --               --              --
                                       -------------       -------           ------          ------
Ending balance.......................    $   104.6       $    62.3        $    38.2       $    38.2
                                       -------------       -------           ------          ------
                                       -------------       -------           ------          ------

                              KEEBLER CORPORATION

19. DISCONTINUED OPERATIONS

During July 1995, the predecessor company adopted plans to discontinue the operations of the Frozen Food businesses. On January 9, 1996, UB Investments (Netherlands) B.V. sold the Frozen Food businesses to the Windsor Food Company Ltd. for $70 million. A gain on sale of $18.9 million was recorded during the four weeks ended January 26, 1996.

Net sales from these operations were $70.6 million and $70.9 million for the years ended December 31, 1994 and December 30, 1995. Expenses charged against discontinued operations include expenses associated with the costs of production, marketing, and specific administrative expenses. Expenses do not include an allocation of shared selling, distribution, and general administrative costs. Income from discontinued operations relating to the Frozen Food businesses was $3.4 million, net of $3.2 million of tax, for the year ended December 31, 1994. For the year ended December 30, 1995, income from discontinued operations was $7.3 million. Income tax expense was not recognized for discontinued operations in 1995 due to the Company having a net loss on a consolidated basis. There were no operating activities for the Frozen Food businesses during the four weeks ended January 26, 1996 as the sale was effective as of December 31, 1995. The net assets of the Frozen Food businesses as of December 30, 1995 were $47.7 million. Included in the net assets were primarily inventory, other current assets, property, plant, and equipment, and certain current liabilities and accruals.

20. AFFILIATE TRANSACTIONS

In 1995, the predecessor company conducted business with various affiliated companies that ultimately are under the control of United Biscuits (Holdings) plc. Transactions with related parties included working capital financing and the purchase of product for resale in the United States. Receivables from affiliates and payables to affiliates are summarized in Note 11. Purchases of product from affiliated companies for resale in the United States were $11.3 million for the year-ended 1995.

On November 30, 1995, Keebler Company sold to UB Group Ltd., ultimately United Biscuits (Holdings) plc., for a $5 million affiliate receivable, the entire rights, titles and interests in certain logos, tradenames, trademarks and service marks registered or pending registration by Keebler Company in Australia, New Zealand, Asia, and Europe. The proceeds of this transaction were offset by certain legal fees and registration and licensing costs aggregating $0.5 million. The net gain on the sale of these trademarks is included in other costs and expenses for the year-ended December 30, 1995.

Near the end of 1995 and in consideration of completing various pending stock and asset purchase agreements, as described in Note 4, the predecessor company entered into several transactions with affiliated companies within United Biscuits (Holdings) plc. The accompanying consolidated financial

                              KEEBLER CORPORATION

20. AFFILIATE TRANSACTIONS (CONTINUED)
statements have not been adjusted to reflect these transactions which are summarized below, as it is the Company's policy to only give effect to dispositions resulting in a gain on the completion of the transaction with the ultimate third party acquirer.

On December 29, 1995, the predecessor company transferred certain assets and the stock of the Frozen Food businesses to U.B. Investments (Netherlands) B.V. for promissory notes that aggregated $70 million. On January 9, 1996, U.B. Investments (Netherlands) B.V. sold both these assets and stock to Windsor Food Company Ltd. for $70 million, effective December 31, 1995. The aggregate carrying value of these businesses and assets reflected in the December 30, 1995 consolidated balance sheet is $47.7 million, consisting primarily of goodwill of $22 million, property, plant and equipment of $21.2 million and inventory of $7.6 million, which resulted in a pre-tax realized gain, net of a $3.4 million charge for severance arising from the sale, of $18.9 million for UBIUS.

On December 29, 1995, the predecessor company sold the stock of both U.B.F.C., Inc. and U.B.H.C., Inc. to U.B. Investments plc. for $100 each which resulted in no significant gain or loss.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair market value of financial instruments, which includes short and long-term borrowings, was estimated using discounted cash flow analyses based on current interest rates which would be obtained for similar financial instruments. The carrying amounts of these financial instruments approximate fair value.

The Company often enters into exchange traded commodity futures and options contracts to protect the Company against a portion of adverse raw material price movements. Gains or losses realized from the liquidation or expiration of the contracts are recognized as part of the cost of raw materials. Gains or losses are deferred until realized. Cost of sales was reduced by gains on futures and options transactions of $0.6 million in 1994, $3.4 million in 1995, and $0.8 million for the forty-eight weeks ended December 28, 1996. Operations for the four weeks ended January 26, 1996, was unaffected by gains or losses on futures and options as the $0.5 million loss was recorded as an adjustment to the opening balance sheet. As of December 28, 1996, $3.3 million in unrealized futures contracts losses have been deferred. There were no outstanding options contracts at December 28, 1996. As of December 28, 1996 the notional amount of open futures contracts was $45 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of Keebler Corporation

Our report on the consolidated financial statements of Keebler Corporation and Subsidiaries and UB Investments US Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 28, 1997

ITEM 14 (D). FINANCIAL STATEMENT SCHEDULE

                                                                     SCHEDULE II

                              KEEBLER CORPORATION

            SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (NOTE 1)

   FIFTY-TWO WEEKS ENDED DECEMBER 31, 1994 AND DECEMBER 30, 1995, FOUR WEEKS

     ENDED JANUARY 26, 1996, AND FORTY-EIGHT WEEKS ENDED DECEMBER 28, 1996

                                 (IN THOUSANDS)

                                                        COL. C
                                                -----------------------
                                   COL. B              Additions                            COL. E
                                -------------   -----------------------                   ----------
            COL. A               Balance at     Charged to   Charged to      COL. D       Balance at
------------------------------  Beginning of      Costs/       Other      -------------     End of
Description                        Period        Expenses     Accounts     Deductions       Period
------------------------------  -------------   ----------   ----------   -------------   ----------
Those valuation and qualifying
  accounts which are deducted
  in the balance sheet from
  the assets to which they
  apply:

FIFTY-TWO WEEKS ENDED DECEMBER
  31, 1994
  For discounts and doubtful
    accounts..................   $      2,790    $ 9,484       $--         $(10,527)(1)    $   1,747
                                -------------   ----------   ----------   -------------   ----------
  For deferred taxes..........   $     35,097    $11,278       $--         $ --            $  46,375
                                -------------   ----------   ----------   -------------   ----------
  For inventory reserves......   $      1,632    $ --          $--         $   (496)(2)    $   1,136
                                -------------   ----------   ----------   -------------   ----------

FIFTY-TWO WEEKS ENDED DECEMBER
  30, 1995
  For discounts and doubtful
    accounts..................   $      1,747    $13,801       $--         $(11,990)(1)    $   3,558
                                -------------   ----------   ----------   -------------   ----------
  For deferred taxes..........   $     46,375    $70,442       $--         $ --            $ 116,817
                                -------------   ----------   ----------   -------------   ----------
  For inventory reserves......   $      1,136    $ --          $--         $   (499)(2)    $     637
                                -------------   ----------   ----------   -------------   ----------

FOUR WEEKS ENDED JANUARY 26,
  1996
  For discounts and doubtful
    accounts..................   $      3,558    $ 1,577       $--         $   (954)(1)    $   4,181
                                -------------   ----------   ----------   -------------   ----------
  For deferred taxes..........   $    116,817    $(7,333)      $--         $ --            $ 109,484
                                -------------   ----------   ----------   -------------   ----------
  For inventory reserves......   $        637    $   378       $--         $ --            $   1,015
                                -------------   ----------   ----------   -------------   ----------
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
FORTY-EIGHT WEEKS ENDED
  DECEMBER 28, 1996
  For discounts and doubtful
    accounts..................   $      4,181    $14,399       $ 907(3)    $(14,097)(1)    $   5,390
                                -------------   ----------   ----------   -------------   ----------
  For deferred taxes..........   $    109,484    $ --          $--         $(25,134)(4)    $  84,350
                                -------------   ----------   ----------   -------------   ----------
  For inventory reserves......   $      9,578(5)  $ 3,370      $--         $ (7,440)(6)    $   5,508
                                -------------   ----------   ----------   -------------   ----------

--------------------------
NOTE 1: Schedule II--Valuation and Qualifying Accounts includes certain financial data of UBIUS, the predecessor company, for the years ended December 31, 1994 and December 30, 1995, and the four weeks ended January 26, 1996, the date on which UBIUS was acquired by INFLO, as well as for the forty-eight weeks ended December 28, 1996 of the Company. The distinction between the predecessor company's and the Company's financial data has been made by inserting a double line.

(1) Primarily charges against reserves, net of recoveries.
(2) Adjustment to reduce reserve.
(3) Amount acquired in the acquisition of Sunshine Biscuits, Inc.
(4) Adjustment to reduce the valuation allowance as a result of the acquisition of Keebler Corporation.
(5) Includes inventory reserves established in the acquisition of Keebler Corporation.
(6) Inventory write-offs.

                                 EXHIBIT INDEX

 Exhibit
 Number                                       Description
---------  ---------------------------------------------------------------------------------
 3.1*      Articles of Incorporation of Keebler Corporation
 3.2*      Bylaws of Keebler Corporation
 4.1*      Indenture dated as of June 20, 1996 among Keebler Corporation, the guarantors named therein and The U.S. Trust Company of New York
 4.2*      Form of 10 3/4% Senior Subordinated Note due 2006 (included in Exhibit 4.1)
10.1*      Stockholders' Agreement dated as of January 26, 1996 among INFLO Holdings
           Corporation, Artal Luxembourg S.A. and Flowers Industries, Inc.
10.2*      Stock Purchase Agreement dated November 5, 1995 between INFLO Holdings
           Corporation and UB Investments (Netherlands) B.V. regarding stock of Keebler
           Corporation (formerly UB Investments US Inc.)
10.3*      Amendment Agreement dated as of January 26, 1996 between INFLO Holdings
           Corporation and UB Investments (Netherlands) B.V. regarding stock of Keebler
           Corporation (formerly UB Investments US Inc.)
10.4*      Form of $32,500,000 Promissory Note made by INFLO Holdings Corporation in favor of UB Investments (Netherlands) B.V. (included in Exhibit 10.3)
10.5*      Distribution Agreement dated as of January 26, 1996 between United Biscuits (UK)
           Limited and Shaffer, Clarke & Co., Inc.
10.6*      Trademark License Agreement dated as of January 26, 1996 between United Biscuits
           (UK) Limited and Shaffer, Clarke & Co., Inc.
10.7*      $447,875,000 Amended and Restated Credit Agreement dated as of June 4, 1996, among Keebler Corporation (formerly Keebler Holding Corp.), as the Borrower,
           Various Financial Institutions, as the Lenders, Various Financial Institutions,
           as the Co-Agents for the Lenders and The Bank of Nova Scotia, as the
           Administrative Agent for the Lenders
10.7(a)*   Borrower Security Agreement dated as of January 26, 1996 made by Keebler
           Corporation in favor of The Bank of Nova Scotia
10.7(b)*   Subsidiary Security Agreement dated as of January 26, 1996 made by each of the
           Keebler Corporation subsidiaries listed as parties thereto in favor of The Bank of Nova Scotia
10.7(c)*   Supplement to Subsidiary Security Agreement dated June 4, 1996 made by Sunshine
           Biscuits, Inc. in favor of The Bank of Nova Scotia
10.7(d)*   Holdings Pledge Agreement dated as of January 26, 1996 made by INFLO Holdings
           Corporation in favor of The Bank of Nova Scotia
10.7(e)*   Borrower Pledge Agreement dated as of January 26, 1996 made by Keebler
           Corporation in favor of The Bank of Nova Scotia

 Exhibit
 Number                                       Description
---------  ---------------------------------------------------------------------------------
10.7(f)*   Acknowledgment and Supplement to Borrower Pledge Agreement dated June 4, 1996 made by Keebler Corporation in favor of The Bank of Nova Scotia
10.7(g)*   Subsidiary Pledge Agreement dated as of January 26, 1996 made by each of the
           Keebler Corporation subsidiaries listed as parties thereto in favor of The Bank of Nova Scotia
10.7(h)*   Subsidiary Guaranty dated as of January 26, 1996 made by each of the Keebler
           Corporation subsidiaries listed as parties thereto in favor of The Bank of Nova
           Scotia
10.7(i)*   Supplement to Subsidiary Guaranty dated June 4, 1996 made by Sunshine Biscuits,
           Inc. in favor of The Bank of Nova Scotia
10.7(j)*   Holdings Guaranty dated as of January 26, 1996 made by INFLO Holdings Corporation in favor of The Bank of Nova Scotia
10.7(k)*   First Amendment to Holdings Guaranty dated June 4, 1996 made by INFLO Holdings
           Corporation in favor of The Bank of Nova Scotia
10.7(l)*   Form of Mortgage and Security Agreement between Keebler Corporation, Mortgagor, and The Bank of Nova Scotia, Mortgagee
10.7(m)*   Form of Mortgage and Security Agreement between Sunshine Biscuits, Inc.,
           Mortgagor, and The Bank of Nova Scotia, Mortgagee
10.7(n)*   Form of Revolving Note made by Keebler Corporation dated June 4, 1996
10.7(o)*   Form of $20,000,000 Swing Line Note dated June 4, 1996 made by Keebler
           Corporation to The Bank of Nova Scotia
10.7(p)*   Form of Term A Note dated June 4, 1996 made by Keebler Corporation
10.7(q)*   Form of Term B Note dated June 4, 1996 made by Keebler Corporation
10.7(r)*   Form of Term C Note dated June 4, 1996 made by Keebler Corporation
10.7(s)*   Form of Registered Note dated June 4, 1996 made by Keebler Corporation
10.8*      Form of Management Stockholder's Agreement between INFLO Holdings Corporation and
           Key Employees of INFLO Holdings Corporation and Subsidiaries
10.9*      Form of Non-Qualified Stock Option Agreement between INFLO Holdings Corporation and Key Employees of INFLO Holdings Corporation and Subsidiaries
10.10*     Form of 1996 Stock Purchase and Option Plan for Key Employees of INFLO Holdings
           Corporation and Subsidiaries
10.11*     Form of Sale Participation Agreement among Artal Luxembourg S.A., Flowers
           Industries, Inc. and Key Employees of INFLO Holdings Corporation and Subsidiaries
10.12*     Stock Purchase Agreement dated June 4, 1996 among INFLO Holdings Corporation,
           Keebler Corporation and G.F. Industries, Inc. regarding stock of Sunshine
           Biscuits, Inc.

 Exhibit
 Number                                       Description
---------  ---------------------------------------------------------------------------------
10.13*     GFI Stockholder's Agreement dated June 4, 1996 among INFLO Holdings Corporation,
           G.F. Industries, Inc., Artal Luxembourg S.A. and Flowers Industries, Inc.
10.14*     Warrant to Purchase Shares of Common Stock of INFLO Holdings Corporation, No.
           GFI-1
12         Computation of Ratio of Earnings to Fixed Charges
21*        Subsidiaries of Keebler Corporation
27         Financial Data Schedule

------------------------

*Incorporated by reference from the Registration Statement on Form S-4 previously filed with the Securities and Exchange Commission on October 23, 1996 (Registration No. 333-8379).