Form 10-Q
period 1997-04-19
KEEBLER CORP
filed 1997-05-23
CIK 1018848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 19, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO
                      COMMISSION FILE NUMBER: NO. 333-8379

                            ------------------------

                              KEEBLER CORPORATION

             (Exact name of Registrant as specified in its charter)

                DELAWARE                                  36-1894790
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                       677 LARCH AVE., ELMHURST, IL 60126
                    (Address of principal executive offices)

                                  630-833-2900
              (Registrant's telephone number, including area code)

                                NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                         if changed since last report)

                            ------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MAY 23, 1997: 1,000,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION
    ITEM 1: FINANCIAL STATEMENTS

                              KEEBLER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        APRIL 19,    December 28,
                                                                                           1997          1996
                                                                                       ------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..........................................................  $        862   $    11,404
  Trade accounts and notes receivable, net...........................................       129,026       137,150
  Recoverable income taxes...........................................................         2,311            --
  Inventories, net:
    Raw materials....................................................................        23,156        25,296
    Package materials................................................................        11,152         9,842
    Finished goods...................................................................        92,651        76,054
    Other............................................................................         1,600         1,473
                                                                                       ------------  -------------
                                                                                            128,559       112,665

  Deferred income taxes..............................................................        55,929        55,929
  Other..............................................................................        18,234        19,337
                                                                                       ------------  -------------
    Total current assets.............................................................       334,921       336,485

PROPERTY, PLANT, AND EQUIPMENT, NET..................................................       480,258       486,080

TRADEMARKS AND TRADENAMES, NET.......................................................       156,815       158,033

GOODWILL, NET........................................................................        47,902        48,280

PREPAID PENSION......................................................................        42,936        43,359

ASSETS HELD FOR SALE.................................................................         3,178         6,785

OTHER ASSETS.........................................................................        18,113        22,502
                                                                                       ------------  -------------
    Total assets                                                                       $  1,084,123   $ 1,101,524
                                                                                       ------------  -------------
                                                                                       ------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              KEEBLER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        APRIL 19,    December 28,
                                                                                           1997          1996
                                                                                       ------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving Loan facility............................................................  $     32,816   $        --
  Current maturities of long-term debt...............................................        21,270        18,570
  Trade accounts payable.............................................................        97,366        96,754
  Other liabilities and accruals.....................................................       189,767       186,586
  Plant and facility closing costs and severance.....................................         9,942        19,860
                                                                                       ------------  -------------
    Total current liabilities........................................................       351,161       321,770

LONG-TERM DEBT.......................................................................       361,955       412,705

OTHER LIABILITIES:
  Deferred income taxes..............................................................        64,957        64,957
  Postretirement/postemployment obligations..........................................        57,487        56,382
  Plant and facility closing costs and severance.....................................        16,124        16,124
  Deferred compensation..............................................................        18,194        18,205
  Other..............................................................................        18,176        20,708
                                                                                       ------------  -------------
    Total other liabilities..........................................................       174,938       176,376

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock ($1 par value; 1,000,000 shares authorized and issued)................         1,000         1,000
  Additional paid-in capital.........................................................       172,568       172,568
  Retained earnings..................................................................        22,501        17,105
                                                                                       ------------  -------------
    Total shareholders' equity.......................................................       196,069       190,673
                                                                                       ------------  -------------
    Total liabilities and shareholders' equity.......................................  $  1,084,123   $ 1,101,524
                                                                                       ------------  -------------
                                                                                       ------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              KEEBLER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        KEEBLER CORPORATION    |    UBIUS
                                                      ------------------------ | -------------
                                                        SIXTEEN      Twelve    |
                                                      WEEKS ENDED  Weeks Ended |  Four Weeks
                                                       APRIL 19,    April 20,  | Ended January
                                                         1997         1996     |   26, 1996
                                                      -----------  ----------- |-------------
                                                                               |
NET SALES...........................................   $ 597,034    $ 335,259  | $   101,656
                                                                               |
COSTS AND EXPENSES:                                                            |
  Cost of sales.....................................     260,019      157,449  |      54,870
  Selling, marketing, and administrative expenses...     308,543      165,602  |      71,427
  Other.............................................       2,920          934  |         857
                                                      -----------  ----------- |-------------
INCOME (LOSS) FROM CONTINUING OPERATIONS............      25,552       11,274  |     (25,498)
                                                                               |
  Interest (income) from affiliates.................          --           --  |        (875)
  Interest (income).................................        (145)        (130) |          (3)
  Interest expense to affiliates....................          --           --  |         664
  Interest expense..................................      11,770        7,855  |          98
                                                      -----------  ----------- |-------------
INTEREST EXPENSE (INCOME), NET......................      11,625        7,725  |        (116)
                                                      -----------  ----------- |-------------
                                                                               |
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE                                |
  INCOME TAX EXPENSE................................      13,927        3,549  |     (25,382)
  Income tax expense................................       5,839        1,966  |          --
                                                      -----------  ----------- |-------------
                                                                               |
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE                                |
  EXTRAORDINARY ITEM................................       8,088        1,583  |     (25,382)
                                                                               |
DISCONTINUED OPERATIONS:                                                       |
  Gain on disposal of the Frozen Food businesses,                              |
    net of tax......................................          --           --  |      18,910
                                                      -----------  ----------- |-------------
                                                                               |
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.............       8,088        1,583  |      (6,472)
EXTRAORDINARY ITEM:                                                            |
  Loss on early extinguishment of debt, net of                                 |
    tax.............................................       2,692           --  |          --
                                                      -----------  ----------- |-------------
NET INCOME (LOSS)...................................   $   5,396    $   1,583  | $    (6,472)
                                                      -----------  ----------- |-------------
                                                      -----------  ----------- |-------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              KEEBLER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        KEEBLER CORPORATION    |    UBIUS
                                                      ------------------------ |-------------
                                                        SIXTEEN      Twelve    |
                                                      WEEKS ENDED  Weeks Ended | Four Weeks
                                                       APRIL 19,    April 20,  |Ended January
                                                         1997         1996     |  26, 1996
                                                      -----------  ----------- |-------------
                                                                               |
CASH FLOWS PROVIDED FROM (USED BY) OPERATING                                   |
  ACTIVITIES                                                                   |
  Net income (loss).................................   $   5,396    $   1,583  | $    (6,472)
  Adjustments to reconcile net income (loss) to cash                           |
    from operating activities:                                                 |
    Depreciation and amortization...................      17,154       10,891  |       1,973
    Gain on the disposal of the Frozen Food                                    |
      businesses, net of tax........................          --           --  |     (18,910)
    Loss on early extinguishment of debt, net of                               |
      tax...........................................       2,692           --  |          --
    (Gain) loss on sale of property, plant, and                                |
      equipment.....................................         (95)         (35) |          33
  Changes in assets and liabilities:                                           |
    Trade accounts and notes receivable, net........       8,124       19,253  |      22,068
    Accounts receivables/payables from affiliates,                             |
      net...........................................          --           --  |      (1,941)
    Inventories, net................................     (15,894)      (8,058) |       4,353
    Recoverable income taxes and income taxes                                  |
      payable.......................................        (361)         987  |          25
    Other current assets............................       1,103       (5,258) |       1,192
    Deferred debt issue costs.......................      (1,250)          --  |          --
    Trade accounts payable and other current                                   |
      liabilities...................................       2,597       15,487  |      11,550
    Restructuring reserves..........................          --           --  |     (14,469)
    Plant and facility closing costs and                                       |
      severance.....................................      (9,904)     (20,272) |          --
  Other, net........................................        (534)      (1,190) |         246
                                                      -----------  ----------- |-------------
      Cash provided from (used by) operating                                   |
        activities..................................       9,028       13,388  |        (352)
                                                                               |
CASH FLOWS (USED BY) PROVIDED FROM INVESTING                                   |
  ACTIVITIES                                                                   |
  Capital expenditures..............................      (8,261)      (2,012) |      (3,228)
  Proceeds from property disposals..................       3,925        1,565  |         644
  Disposition of the Frozen Food businesses.........          --           --  |      67,749
  Working capital adjustment paid by UB Investment                             |
    (Netherlands) B.V...............................          --       32,609  |          --
                                                      -----------  ----------- |-------------
      Cash (used by) provided from investing                                   |
        activities..................................      (4,336)      32,162  |      65,165
                                                                               |
CASH FLOWS (USED BY) FINANCING ACTIVITIES                                      |
  Long-term debt borrowings.........................     109,750           --  |          --
  Long-term debt repayments.........................    (157,800)        (800) |      (2,377)
  Revolving Loan facility, net......................      32,816           --  |     (63,300)
                                                      -----------  ----------- |-------------
    Cash (used by) financing activities.............     (15,234)        (800) |     (65,677)
                                                      -----------  ----------- |-------------
    (Decrease) increase in cash and cash                                       |
      equivalents...................................     (10,542)      44,750  |        (864)
    Cash and cash equivalents at beginning of                                  |
      period........................................      11,404        2,114  |       2,978
                                                      -----------  ----------- |-------------
    Cash and cash equivalents at end of period......   $     862    $  46,864  | $     2,114
                                                      -----------  ----------- |-------------
                                                      -----------  ----------- |-------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              KEEBLER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER CORPORATION ("THE COMPANY") INCLUDE THE FINANCIAL STATEMENTS OF UB INVESTMENTS US, INC. ("UBIUS"), THE PREDECESSOR COMPANY, FOR THE FOUR WEEKS ENDED JANUARY 26, 1996, THE DATE THE COMPANY WAS ACQUIRED BY INFLO HOLDINGS CORPORATION ("INFLO"), AND THE SUCCESSOR COMPANY FOR THE SIXTEEN WEEKS ENDED APRIL 19, 1997 AND THE TWELVE WEEKS ENDED APRIL 20, 1996. THE DISTINCTION BETWEEN THE PREDECESSOR COMPANY'S AND THE SUCCESSOR COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS HAS BEEN MADE BY INSERTING A DOUBLE LINE BETWEEN SUCH CONSOLIDATED FINANCIAL STATEMENTS. THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE FOUR WEEKS ENDED JANUARY 26, 1996 INCLUDE "THE FROZEN FOOD BUSINESSES", DEFINED AS BERNARDI ITALIAN FOODS CO., THE ORIGINAL CHILI BOWL, INC., AND CHINESE FOOD PROCESSING CORPORATION, ALL OF WHICH WERE WHOLLY OWNED SUBSIDIARIES OF UBIUS PRIOR TO THEIR SALE ON DECEMBER 31, 1995.

1.  BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements were omitted. The interim consolidated financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto. The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

FISCAL PERIODS PRESENTED

The Company's fiscal year consists of thirteen four-week periods (52 or 53 weeks) and ends on the Saturday nearest December 31. The first quarter consists of four four-week periods. In 1996, the acquisition of Keebler Corporation closed on the last day of the first four-week period. The 1996 year-to-date information can be derived from the sum of the twelve weeks ended April 20, 1996 of Keebler Corporation and the four weeks ended January 26, 1996 of UBIUS.

RECLASSIFICATIONS

Certain reclassifications of prior period data have been made to conform with the current period reporting.

2.  ASSETS HELD FOR SALE

Subsequent to the acquisition of Sunshine Biscuits, Inc. ("Sunshine"), management decided to close and sell the production plant in Santa Fe Springs, California. The land and buildings, which were valued at a fair market value of $3.6 million as of the date of acquisition, were sold on March 27, 1997. No gain or loss was recognized from the sale of the idle facility.

                              KEEBLER CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

3.  DEBT COMMITMENTS

Long-term debt consisted of the following at April 19, 1997:

                                                               Interest
                                                                 Rate          Final Maturity      APRIL 19, 1997
                                                             ------------  ----------------------  --------------
                                                                                                   (IN THOUSANDS)
Revolving Loans............................................     Floating   December 28, 2002         $   32,816
Term Note..................................................       6.938%   December 28, 2002            240,000
Senior Subordinated Notes..................................      10.750%   June 15, 2006                125,000
Other Senior Debt..........................................      various   2001-2005                     18,225
                                                                                                   --------------
                                                                                                        416,041
Less: Current maturities...................................                                             (54,086)
                                                                                                   --------------
                                                                                                     $  361,955
                                                                                                   --------------
                                                                                                   --------------

On April 8, 1997, the Company amended its primary credit financing facility in order to obtain more favorable terms, fees, and interest rates. The Second Amended and Restated Credit Agreement ("Credit Agreement") specifically provides for available borrowings of $380.0 million consisting of a $140.0 million Revolving Loan facility and a $240.0 million Term Note. As of April 19, 1997, the current outstanding balance aggregated to $272.8 million of which $32.8 million represented borrowings under the Revolving Loan facility.

Any unused borrowings under the Revolving Loan facility are subject to a commitment fee, which will vary from 0.200% - 0.375% based on the relationship of debt to adjusted earnings.

In conjunction with the amendment to the Credit Agreement, Term Notes B and C were extinguished by using $40.0 million of borrowings under the Revolving Loan facility, $109.8 million of increased borrowings against Term Note A, and $3.8 million from cash resources. The Company recorded a before-tax extraordinary charge of $4.6 million related primarily to expensing certain bank fees which were being amortized and which were incurred at the time Term Notes B and C were issued. The related after-tax charge was $2.7 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SET FORTH BELOW IS A DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIXTEEN WEEKS ENDED APRIL 19, 1997 AND APRIL 20, 1996. THE SIXTEEN WEEKS ENDED APRIL 20, 1996 INCLUDE BOTH THE TWELVE WEEKS OF KEEBLER CORPORATION UNDER CURRENT MANAGEMENT AND THE FOUR WEEKS ENDED JANUARY 26, 1996 OF UBIUS UNDER FORMER MANAGEMENT. THE FIRST FOUR WEEKS OF 1996 INCLUDE THE FROZEN FOOD BUSINESSES WHICH WERE PRESENTED AS A DISCONTINUED OPERATION. THE FROZEN FOOD BUSINESSES WERE SOLD BY UBIUS PRIOR TO THE ACQUISITION OF UBIUS BY INFLO. SUBSEQUENT TO THE ACQUISITION, UBIUS CHANGED ITS NAME TO KEEBLER CORPORATION. THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER CORPORATION AND UBIUS AND RELATED NOTES THERETO APPEARING ELSEWHERE.

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

The Company's results of operations for the sixteen weeks ended April 19, 1997 include the operating results of Sunshine whereas the comparable sixteen weeks of the prior year do not as the acquisition of Sunshine occurred on June 4, 1996. The Company's results for the twelve weeks ended April 20, 1996 have been combined with the operating results of the predecessor company for the first four weeks ended January 26, 1996 to compare the first sixteen weeks of 1997 and 1996. Results of operations expressed as a percentage of net sales for the sixteen weeks ended April 19, 1997 and April 20, 1996 are set forth below:
--------------------------------------------------------------------------------

                                                                                       Sixteen Weeks Ended
                                                                                     ------------------------
                                                                                      April 19,    April 20,
                                                                                        1997         1996
                                                                                     -----------  -----------
NET SALES..........................................................................       100.0%       100.0%
COSTS AND EXPENSES:
  Cost of sales....................................................................        43.5         48.6
  Selling, marketing, and administrative expenses..................................        51.7         54.3
  Other............................................................................         0.5          0.4
                                                                                          -----        -----
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................................         4.3         (3.3)
INTEREST EXPENSE, NET..............................................................         2.0          1.7
                                                                                          -----        -----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE.................         2.3         (5.0)
  Income tax expense...............................................................         1.0          0.5
                                                                                          -----        -----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM.................         1.3         (5.5)
DISCONTINUED OPERATIONS:
  Gain on disposal of the Frozen Food businesses, net of tax.......................          --          4.4
                                                                                          -----        -----
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM............................................         1.3        (1.1)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net of tax.................................        (0.4)          --
                                                                                          -----        -----
NET INCOME (LOSS)..................................................................         0.9%        (1.1)%
                                                                                          -----        -----
                                                                                          -----        -----

--------------------------------------------------------------------------------

NET SALES. Net sales for the sixteen weeks ended April 19, 1997 were $597.0 million, an increase of $160.1 million or 36.6% over net sales for the comparable period in 1996. The first sixteen weeks of 1996 did not include sales of Sunshine products as the acquisition did not occur until June 1996. After adjusting for the impact of 1997 Sunshine revenues, net sales for the first quarter were flat compared to the first quarter of 1996. In 1997, the Company continued to focus on shifting its sales mix to core brands, while discontinuing or repositioning several less strategic products. Increased volume from the core brands, along with selected price increases, offset revenue losses associated with discontinued or de-emphasized products, or brands repositioned at higher price points.

GROSS PROFIT. Gross profit as a percentage of net sales was 56.5% for the first quarter of 1997 up 5.1 percentage points over the year-earlier quarter. Changes in the Company's sales mix, lower commodity and purchasing material prices, and lower overhead costs contributed to improved gross profit margins. Favorable commodity prices were principally associated with flour and oils, while lower packaging material prices were principally associated with cartons, soft corrugated, and flexible packaging materials. Reductions in overhead spending were realized due to higher utilization of production capacity, cost reductions at the bakeries, and a more efficient balancing of internal and co-packing arrangements.

SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. Selling, marketing, and administrative expenses increased $71.5 million, but decreased 2.6 percentage points as a percent of net sales in the first quarter of 1997 compared to the first quarter of 1996. Overall, selling, marketing, and administrative spending increased due to the inclusion of the Sunshine business. The additional Sunshine volume contributed to the higher variable trade marketing and sales force spending in 1997. Selling, marketing, and administrative expenses were lower as a percent of sales primarily due to higher volumes and a more efficient fixed cost structure in the sales and distribution network.

OTHER. Other expense for the sixteen weeks ended April 19, 1997 was $2.9 million compared to $1.8 million for the sixteen weeks ended April 20, 1996. Other expense in 1997 consisted primarily of $2.1 million of amortization of intangibles resulting from both the Keebler and Sunshine acquisitions, and $0.7 million in bank service fees. During the first quarter of 1997, other expense was higher as compared to the same quarter a year ago due primarily to the amortization of intangibles resulting from the Sunshine acquisition, which did not occur until the second quarter of 1996, and an increase in bank service fees directly related to an overall higher debt structure due to the Sunshine acquisition.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations was $25.6 million for the sixteen weeks ended April 19, 1997, an improvement of $39.8 million over the loss of $14.2 million from continuing operations for the same period in 1996. The increase was due primarily to the inclusion of the Sunshine business, increased gross profit margins, and more efficient selling and distribution expenses. The total benefits realized more than offset the incremental amortization and other expenses recorded as a result of the acquisitions.

INTEREST EXPENSE. Net interest expense was $11.6 million for the first quarter of 1997 compared to $7.6 million for the comparable period in the prior year. The increase was primarily due to an increase in the average debt balance in the first quarter of 1997 over the first quarter of 1996.

INCOME TAXES. The Company provided for income taxes at an effective tax rate of 42% for the sixteen weeks ended April 19, 1997. The effective tax rate exceeded the statutory rate due to nondeductible expenses (principally amortization of intangibles, including trademarks, tradenames, and goodwill).

DISCONTINUED OPERATIONS. The predecessor company had adopted plans to discontinue the operations of the Frozen Food businesses, and in the first four weeks of 1996, a gain of $18.9 million, net of income taxes, was recognized on the disposal of the Frozen Food businesses.

EXTRAORDINARY ITEM NET OF INCOME TAXES. An after-tax extraordinary charge of $2.7 million on the early extinguishment of debt was recorded in the first quarter of 1997. The charge consisted of the write-off of unamortized bank fees associated with the extinguishment of certain term notes used to finance the acquisition of the Company and to complete the acquisition of Sunshine. The tax benefit on the extraordinary charge was $1.9 million.

NET INCOME (LOSS). Net income of $5.4 million for the sixteen weeks ended April 19, 1997 was up $10.3 million from the net loss of $4.9 million in the comparable period a year ago. The improvement was primarily attributed to the inclusion of the Sunshine business, improved gross margins, and more efficient selling and distribution expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $9.0 million for the first quarter of 1997. Net income of $5.4 million was offset by an increased investment in inventories of $15.9 million and $9.9 million in spending on plant and facility closing costs and severance. The increase in inventories reflected a replenishment of stocks after the seasonal high selling period associated with the fourth quarter and a build to meet the expected sales demand. Spending on plant and facility closing costs and severance related to exit costs associated with the acquisition of both Keebler Corporation and Sunshine.

Cash used by investing activities in the first quarter of 1997 was $4.3 million. Capital expenditures were $8.3 million in 1997 due to the enhancements made to existing production lines and projects designed to achieve near-term cost savings. Proceeds from asset disposals were $3.9 million in the first sixteen weeks of 1997 principally due to cash received on the sale of the Santa Fe Springs plant.

Cash flows used by financing activities were $15.2 million. During the first quarter of 1997, the Company entered into the Second Amended and Restated Credit Agreement under which term notes of $153.6 million were extinguished. The extinguishment was funded primarily by a $40.0 million draw down on the Revolving Loan facility and $109.8 million of additional borrowings against other term notes. The remaining cash used by financing activities related to repayments on other debt and the Revolving Loan facility.

As of April 19, 1997, cash and cash equivalents were $0.9 million, long-term debt was $362.0 million and current maturities were $54.1 million. Available borrowings under the Company's Revolving Loan facility were $140.0 million of which $32.8 million was outstanding as of April 19, 1997. The Company more than adequately met all financial covenants contained in its financing agreements. The Company expects that available cash as well as existing short-term credit facilities will be sufficient to meet its normal operating requirements for the foreseeable future.

FORWARD-LOOKING STATEMENTS

When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company may have no control, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports filed with the Securities and Exchange Commission.

PART II: OTHER INFORMATION

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

   EXHIBIT
   NUMBER      DESCRIPTION
-------------  --------------------------------------------------------------------------------------
         27    Financial Data Schedule

        (b) Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KEEBLER CORPORATION

  By:               /s/ SAM K. REED
       ------------------------------------------
                      Sam K. Reed
         President and Chief Executive Officer
                   Date: May 23, 1997

  By:            /s/ E. NICHOL MCCULLY
       ------------------------------------------
                   E. Nichol McCully
         Sr. Vice President and Chief Financial
                        Officer
                   Date: May 23, 1997

  By:              /s/ JAMES T. SPEAR
       ------------------------------------------
                     James T. Spear
          Vice President Finance and Corporate
                       Controller
                Chief Accounting Officer
                   Date: May 23, 1997