Form 10-Q
period 1997-07-12
KEEBLER CORP
filed 1997-08-14
CIK 1018848

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 12, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM           TO

                      COMMISSION FILE NUMBER: NO. 333-8379

                         ------------------------------

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

                          -----------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [ ]

NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON AUGUST 14, 1997: 1,000,000.

================================================================================

PART I:  FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS

                                                       KEEBLER CORPORATION

                                                   CONSOLIDATED BALANCE SHEETS

                                                           (UNAUDITED)

                                                          (IN THOUSANDS)

                                                                                       JULY 12,          December 28,
                                                                                        1997                 1996
                                                                                     -----------         -----------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                       $    10,037         $    11,404
     Trade accounts and notes receivable, net                                            114,345             137,150
     Inventories, net:

         Raw materials                                                                    28,086              25,296
         Package materials                                                                10,582               9,842
         Finished goods                                                                   83,086              76,054
         Other                                                                             1,928               1,473
                                                                                     -----------         -----------
                                                                                         123,682             112,665

     Deferred income taxes                                                                45,810              55,929
     Other                                                                                20,014              19,337
                                                                                     -----------         -----------
         Total current assets                                                            313,888             336,485

PROPERTY, PLANT, AND EQUIPMENT, NET                                                      473,267             486,080

TRADEMARKS AND TRADENAMES, NET                                                           155,935             158,033

GOODWILL, NET                                                                             47,622              48,280

PREPAID PENSION                                                                           42,682              43,359

ASSETS HELD FOR SALE                                                                       3,178               6,785

OTHER ASSETS                                                                              17,399              22,502
                                                                                     -----------         -----------
         Total assets                                                                $ 1,053,971         $ 1,101,524
                                                                                     ===========         ===========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                              2

                                                       KEEBLER CORPORATION

                                                   CONSOLIDATED BALANCE SHEETS

                                                           (UNAUDITED)

                                                          (IN THOUSANDS)

                                                                                       JULY 12,          December 28,
                                                                                         1997               1996
                                                                                     -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                            $    21,270         $    18,570
     Trade accounts payable                                                               78,060              96,754
     Other liabilities and accruals                                                      203,900             186,586
     Income taxes payable                                                                 12,527                   -
     Plant and facility closing costs and severance                                        8,002              19,860
                                                                                     -----------         -----------
         Total current liabilities                                                       323,759             321,770

LONG-TERM DEBT                                                                           356,955             412,705

OTHER LIABILITIES:
     Deferred income taxes                                                                48,742              64,957
     Postretirement/postemployment obligations                                            58,313              56,382
     Plant and facility closing costs and severance                                       16,124              16,124
     Deferred compensation                                                                16,601              18,205
     Other                                                                                23,954              20,708
                                                                                     -----------         -----------
         Total other liabilities                                                         163,734             176,376

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock ($1 par value; 1,000,000 shares authorized and issued)                   1,000               1,000
     Additional paid-in capital                                                          172,568             172,568
     Retained earnings                                                                    35,955              17,105
                                                                                     -----------         -----------
         Total shareholders' equity                                                      209,523             190,673
                                                                                     -----------         -----------
         Total liabilities and shareholders' equity                                  $ 1,053,971         $ 1,101,524
                                                                                     ===========         ===========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  3

                                                       KEEBLER CORPORATION

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (UNAUDITED)

                                                          (IN THOUSANDS)




                                                  KEEBLER CORPORATION               KEEBLER CORPORATION     ||      UBIUS
                                              ---------------------------        -------------------------- ||   -----------
                                                TWELVE          Twelve           TWENTY-EIGHT   Twenty-Four ||      Four
                                              WEEKS ENDED     Weeks Ended        WEEKS ENDED    Weeks Ended ||   Weeks Ended
                                               JULY 12,        July 13,           JULY 12,        July 13,  ||   January 26,
                                                 1997            1996               1997            1996    ||      1996
                                              -----------     -----------        -----------    ----------- ||   -----------
                                                                                                            ||
NET SALES                                     $  459,828      $  383,765         $1,056,862     $  719,024  ||   $  101,656
                                                                                                            ||
COSTS AND EXPENSES:                                                                                         ||
  Cost of sales                                  200,082         185,921            460,101        343,370  ||       54,870
  Selling, marketing, and                                                                                   ||
    administrative expenses                      227,124         185,511            535,667        351,113  ||       71,427
  Other                                            1,626           1,588              4,546          2,522  ||          857
                                              -----------     -----------        -----------    ----------- ||   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS          30,996          10,745             56,548         22,019  ||      (25,498)
                                                                                                            ||
  Interest (income) from affiliates                    -               -                  -              -  ||         (875)
  Interest (income)                                 (183)           (269)              (328)          (399) ||           (3)
  Interest expense to affiliates                       -               -                  -              -  ||          664
  Interest expense                                 7,965           9,107             19,735         16,962  ||           98
                                              -----------     -----------        -----------    ----------- ||   -----------
INTEREST EXPENSE (INCOME), NET                     7,782           8,838             19,407         16,563  ||         (116)
                                              -----------     -----------        -----------    ----------- ||   -----------
                                                                                                            ||
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                                    ||
  BEFORE INCOME TAX EXPENSE                       23,214           1,907             37,141          5,456  ||      (25,382)
  Income tax expense                               9,760             781             15,599          2,747  ||            -
                                              -----------     -----------        -----------    ----------- ||   -----------
                                                                                                            ||
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                                    ||
  BEFORE EXTRAORDINARY ITEM                       13,454           1,126             21,542          2,709  ||      (25,382)
                                                                                                            ||
DISCONTINUED OPERATIONS:                                                                                    ||
  Gain on disposal of the Frozen Food                                                                       ||
    businesses, net of tax                             -               -                  -              -  ||       18,910
                                              -----------     -----------        -----------    ----------- ||   -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           13,454           1,126             21,542          2,709  ||       (6,472)
EXTRAORDINARY ITEM:                                                                                         ||
  Loss on early extinguishment of debt,                                                                     ||
    net of tax                                        -            1,925              2,692          1,925  ||            -
                                              -----------     -----------        -----------    ----------- ||   -----------
NET INCOME (LOSS)                             $   13,454      $     (799)        $   18,850     $      784  ||   $   (6,472)
                                              ===========     ===========        ===========    =========== ||   ===========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 4

                                                       KEEBLER CORPORATION

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (UNAUDITED)

                                                          (IN THOUSANDS)




                                                                                KEEBLER CORPORATION      ||        UBIUS
                                                                          ------------------------------ ||     -----------
                                                                          TWENTY-EIGHT       Twenty-Four ||        Four
                                                                          WEEKS ENDED        Weeks Ended ||     Weeks Ended
                                                                            JULY 12,           July 13,  ||     January 26,
                                                                              1997               1996    ||        1996
                                                                          -----------        ----------- ||     -----------
                                                                                                         ||
CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES                                                  ||
    Net income (loss)                                                     $   18,850         $      784  ||     $   (6,472)
    Adjustments to reconcile net income (loss) to cash from                                              ||
        operating activities:                                                                            ||
        Depreciation and amortization                                         31,473             21,370  ||          1,973
        Deferred income taxes                                                 (6,096)                 -  ||              -
        Gain on the disposal of the Frozen Food businesses, net of tax             -                  -  ||        (18,910)
        Loss on early extinguishment of debt, net of tax                       2,692              1,925  ||              -
        (Gain) loss on sale of property, plant, and equipment                   (605)               (46) ||             33
    Changes in assets and liabilities:                                                                   ||
        Trade accounts and notes receivable, net                              22,805             (1,352) ||         22,068
        Accounts receivable/payable from affiliates, net                           -                  -  ||         (1,941)
        Inventories, net                                                     (11,017)           (14,174) ||          4,353
        Recoverable income taxes and income taxes payable                     14,477              1,572  ||             25
        Other current assets                                                    (677)            (1,732) ||          1,192
        Deferred debt issue costs                                             (1,250)            (6,123) ||              -
        Trade accounts payable and other current liabilities                  (1,877)            31,737  ||         11,550
        Restructuring reserves                                                     -                  -  ||        (14,469)
        Plant and facility closing costs and severance                       (11,830)           (25,511) ||              -
    Other, net                                                                 5,020              3,292  ||            246
                                                                          -----------        ----------- ||     -----------
           Cash provided from (used by) operating activities                  61,965             11,742  ||           (352)
                                                                                                         ||
CASH FLOWS (USED BY) PROVIDED FROM INVESTING ACTIVITIES                                                  ||
    Capital expenditures                                                     (15,251)            (9,085) ||         (3,228)
    Proceeds from property disposals                                           4,969              3,061  ||            644
    Disposition of the Frozen Food businesses                                      -                  -  ||         67,749
    Purchase of Sunshine Biscuits, Inc., net of cash acquired                      -           (142,670) ||              -
    Working capital adjustment paid by UB Investment (Netherlands)B.V.             -             32,609  ||              -
                                                                          -----------        ----------- ||     -----------
           Cash (used by) provided from investing activities                 (10,282)          (116,085) ||         65,165
                                                                                                         ||
CASH FLOWS (USED BY) PROVIDED FROM FINANCING ACTIVITIES                                                  ||
    Long-term debt borrowings                                                109,750            220,000  ||              -
    Long-term debt repayments                                               (162,800)          (127,925) ||         (2,377)
    Revolving Loan facility, net                                                   -             13,570  ||        (63,300)
                                                                          -----------        ----------- ||     -----------
        Cash (used by) provided from financing activities                    (53,050)           105,645  ||        (65,677)
                                                                          -----------        ----------- ||     -----------
        (Decrease) increase in cash and cash equivalents                      (1,367)             1,302  ||           (864)
        Cash and cash equivalents at beginning of period                      11,404              2,114  ||          2,978
                                                                          -----------        ----------- ||     -----------
        Cash and cash equivalents at end of period                        $   10,037         $    3,416  ||     $    2,114
                                                                          ===========        =========== ||     ===========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 5

                               KEEBLER CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER CORPORATION ("THE COMPANY") INCLUDE THE FINANCIAL STATEMENTS OF UB INVESTMENTS US, INC. ("UBIUS"), THE PREDECESSOR COMPANY, FOR THE FOUR WEEKS ENDED JANUARY 26, 1996, THE DATE THE COMPANY WAS ACQUIRED BY INFLO HOLDINGS CORPORATION ("INFLO"), AND THE SUCCESSOR COMPANY FOR THE TWENTY-EIGHT WEEKS ENDED JULY 12, 1997 AND THE TWENTY-FOUR WEEKS ENDED JULY 13, 1996. THE DISTINCTION BETWEEN THE PREDECESSOR COMPANY'S AND THE SUCCESSOR COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS HAS BEEN MADE BY INSERTING A DOUBLE LINE BETWEEN SUCH CONSOLIDATED FINANCIAL STATEMENTS. THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE FOUR WEEKS ENDED JANUARY 26, 1996 INCLUDE "THE FROZEN FOOD BUSINESSES", DEFINED AS BERNARDI ITALIAN FOODS CO., THE ORIGINAL CHILI BOWL, INC., AND CHINESE FOOD PROCESSING CORPORATION, ALL OF WHICH WERE WHOLLY OWNED SUBSIDIARIES OF UBIUS PRIOR TO THEIR SALE ON DECEMBER 31, 1995.


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

FISCAL PERIODS PRESENTED

The Company's fiscal year consists of thirteen four-week periods (52 or 53 weeks) and ends on the Saturday nearest December 31. The first quarter consists of four four-week periods. In 1996, the acquisition of Keebler Corporation closed on the last day of the first four-week period. The 1996 year-to-date information can be derived from the sum of the twenty-four weeks ended July 13, 1996 of Keebler Corporation and the four weeks ended January 26, 1996 of UBIUS.

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

                               KEEBLER CORPORATION

                                   (UNAUDITED)


3.   DEBT COMMITMENTS

Long-term debt consisted of the following at July 12, 1997:


                                  Interest          Final          JULY 12,
                                    Rate          Maturity           1997
                                 -----------  -----------------  ------------
                                                                 (IN THOUSANDS)

Revolving Loans                  Floating     December 28, 2002  $         -
Term Note                          6.938%     December 28, 2002      235,000
Senior Subordinated Notes         10.750%     June 15, 2006          125,000
Other Senior Debt                 various     2001-2005               18,225
                                                                 ------------
                                                                     378,225
Less: Current maturities                                             (21,270)
                                                                 ------------
                                                                 $   356,955
                                                                 ============

On April 8, 1997, the Company amended the primary credit financing facility in order to obtain more favorable terms, fees, and interest rates. The Second Amended and Restated Credit Agreement ("Credit Agreement") specifically provides for available borrowings of $380.0 million consisting of a $140.0 million Revolving Loan facility and a $240.0 million Term Note. Any unused borrowings under the Revolving Loan facility are subject to a commitment fee, which will vary from 0.200% - 0.375% based on the relationship of debt to adjusted earnings.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SET FORTH BELOW IS A DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWENTY-EIGHT WEEKS ENDED JULY 12, 1997 AND JULY 13, 1996. THE TWENTY-EIGHT WEEKS ENDED JULY 13, 1996 INCLUDE BOTH THE TWENTY-FOUR WEEKS OF KEEBLER CORPORATION UNDER CURRENT MANAGEMENT AND THE FOUR WEEKS ENDED JANUARY 26, 1996 OF UBIUS UNDER FORMER MANAGEMENT. THE FIRST FOUR WEEKS OF 1996 INCLUDE THE FROZEN FOOD BUSINESSES WHICH WERE PRESENTED AS A DISCONTINUED OPERATION. THE FROZEN FOOD BUSINESSES WERE SOLD BY UBIUS PRIOR TO THE ACQUISITION OF UBIUS BY INFLO. SUBSEQUENT TO THE ACQUISITION, UBIUS CHANGED ITS NAME TO KEEBLER CORPORATION. THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER CORPORATION AND UBIUS AND RELATED NOTES THERETO APPEARING ELSEWHERE.

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

The Company's results of operations for the twelve and twenty-eight weeks ended July 12, 1997 include the operating results of Sunshine whereas the comparable twelve and twenty-eight weeks of the prior year only include the operating results of Sunshine from the acquisition date of June 4, 1996 through June 30, 1996. The Company's results for the twenty-four weeks ended July 13, 1996 have been combined with the operating results of the predecessor company for the first four weeks ended January 26, 1996 to compare the first twenty-eight weeks of 1997 and 1996. Results of operations expressed as a percentage of net sales for the twelve and twenty-eight weeks ended July 12, 1997 and July 13, 1996 are set forth below:


                                                                              Twenty-Eight
                                               Twelve Weeks Ended             Weeks Ended
                                            ------------------------     ------------------------
                                             July 12,     July 13,         July 12,     July 13,
                                               1997         1996            1997         1996
                                            -----------  -----------     -----------  -----------
NET SALES                                        100.0%       100.0%          100.0%       100.0%
COSTS AND EXPENSES:
  Cost of sales                                   43.5         48.5            43.5         48.5
  Selling, marketing, and administrative
    expenses                                      49.4         48.3            50.7         51.5
  Other                                            0.4          0.4             0.4          0.4
                                            -----------  -----------     -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS           6.7          2.8             5.4         (0.4)
INTEREST EXPENSE, NET                              1.7          2.3             1.9          2.0
                                            -----------  -----------     -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX EXPENSE                        5.0          0.5             3.5         (2.4)
  Income tax expense                               2.1          0.2             1.5          0.3
                                            -----------  -----------     -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                        2.9          0.3             2.0         (2.7)
DISCONTINUED OPERATIONS:
  Gain on disposal of the Frozen Food
    businesses, net of tax                          --           --              --          2.3
                                            -----------  -----------     -----------  -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            2.9          0.3             2.0         (0.4)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of tax                                      --          0.5             0.2          0.2
                                            -----------  -----------     -----------  -----------
NET INCOME (LOSS)                                  2.9%        (0.2)%           1.8%        (0.6)%
                                            ===========  ===========     ===========  ===========

NET SALES. Net sales for the second quarter of 1997 were $459.8 million compared to $383.8 million for the comparable quarter a year ago. For the twenty-eight weeks ended July 12, 1997, net sales of $1,056.9 million were 28.8% higher compared to the same period of the prior year. Increased sales for 1997 in both the quarter and on a year-to-date basis were partially due to the inclusion of the Sunshine business, which was acquired on June 4, 1996. After adjusting for the impact of Sunshine revenues, net sales for both the quarter and the first twenty-eight weeks of 1997 were consistent with the comparable periods in 1996.

GROSS PROFIT. For both the twelve and twenty-eight weeks ended July 12, 1997, gross profit as a percentage of net sales was 56.5% which was consistent with the first quarter of 1997. The gross profit percentage improved 5.0 percentage points in comparison to the comparable twelve and twenty-eight weeks of 1996. The improvement in gross margin for 1997 resulted from a more profitable sales mix, continued lower commodity and packaging material prices, improved operating efficiencies, and lower overhead spending.

SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. Selling, marketing, and administrative expenses were $41.6 million and $113.1 million higher for the twelve and twenty-eight weeks ended July 12, 1997, respectively, as compared to the same periods a year ago. Overall, increased spending was primarily due to the inclusion of the Sunshine business. As a percentage of net sales, selling, marketing, and administrative expenses for the second quarter of 1997 were 1.1 percentage points higher as compared to the second quarter of 1996 principally due to increased marketing expense. Despite these increases, on a year-to-date basis, selling, marketing, and administrative expenses as a percentage of net sales were 0.8 percentage points below year-to-date 1996. Lower spending as a percentage of net sales was the result of increased volume and a more efficient fixed cost structure in the selling and distribution network.

OTHER. Other expense of $1.6 million for the twelve weeks ended July 12, 1997 was flat compared to the twelve weeks ended July 13, 1996. For the first twenty-eight weeks in 1997, other expense of $4.5 million was $1.2 million above the comparable period in 1996 primarily due to increased amortization expense and bank service charges. For the year, the increase in amortization expense related to intangibles capitalized as part of the acquisition of Sunshine which occurred late in the second quarter of 1996. Increased bank service charges were attributed to an overall higher average debt structure due to the Sunshine acquisition.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations was $31.0 million and $56.5 million for the twelve and twenty-eight weeks ended July 12, 1997, respectively, which was $20.3 million and $60.0 million higher than the same periods a year ago. The improvement was due primarily to the growth realized from the Sunshine business, increased gross margins, and a more cost effective selling and distribution system. The total benefits realized more than offset the incremental amortization and other expenses recorded as a result of the Keebler and Sunshine acquisitions.

INTEREST EXPENSE. Net interest expense was $7.8 million for the second quarter of 1997 compared to $8.8 million for the comparable period of the prior year. The decrease in interest expense for the quarter was primarily due to a lower average debt balance resulting from the early extinguishment of term notes which occurred in the first quarter and more favorable interest rates. Interest expense for the first twenty-eight weeks of 1997 was $3.0 million higher compared to the same period of the prior year. The increase resulted from a higher average debt balance for the first twenty-eight weeks of 1997. The higher average debt balance in 1997 reflected the additional debt entered into late in the second quarter of 1996 to fund the acquisition of Sunshine.

INCOME TAXES. Income taxes, for the quarter and the twenty-eight weeks ended July 12, 1997, were provided at an effective tax rate of 42%. The effective tax rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, tradenames, and goodwill.

DISCONTINUED OPERATIONS. The predecessor company in 1995 adopted plans to discontinue the operations of the Frozen Food businesses, and in the first four weeks of 1996, a gain of $18.9 million, net of income taxes, was recognized on the disposal of the Frozen Food businesses.

EXTRAORDINARY ITEM NET OF INCOME TAXES. In the first quarter of 1997 and the second quarter of 1996, the Company recorded extraordinary charges related to the write-off of unamortized bank fees due to the early extinguishment of debt. The after-tax extraordinary charge recorded was $2.7 million in the first quarter of 1997 and $1.9 million in the second quarter of 1996. The tax benefits on the extraordinary charges were $1.9 million and $1.3 million, respectively.

NET INCOME (LOSS). Net income for both the quarter and on a year-to-date basis had shown substantial improvement over the prior year. Net income in 1997 of $13.5 million for the quarter and $18.9 million for the year was $14.3 million and $24.5 million higher than the comparable periods for 1996. The improvement was primarily attributed to the inclusion of the Sunshine business, improved gross margins, and a more efficient and cost effective fixed selling and distribution network.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities of $62.0 million during the first twenty-eight weeks of 1997 benefited from net earnings of $18.9 million. Improved collection procedures, which resulted in a lower investment in trade accounts and notes receivable, and reduced funding of income taxes payable also contributed to positive cash flow from operations. Offsetting these favorable factors was an increased investment in inventory and spending on plant and facility closing costs and severance. The increase in inventory from year-end reflected normal seasonal inventory replenishment. Spending on plant and facility closing costs and severance relating to exit costs associated with the acquisition of both Keebler and Sunshine, although down from the prior year, accounted for $11.8 million of cash used by operations during the first half of 1997.

For the first twenty-eight weeks of 1997, cash used by investing activities of $10.3 million was used primarily to fund capital expenditures. Capital spending of $15.3 million was made principally to enhance or update the existing production lines, provide distribution and production efficiencies, and achieve near-term cost savings. Offsetting capital expenditures were $5.0 million in proceeds from asset disposals. The sale of the Santa Fe Springs plant accounted for $3.6 million of year-to-date proceeds with the remainder of the proceeds provided mainly from the sale of trucks.

Cash flows used by financing activities were $53.1 million for the first twenty-eight weeks of 1997. During the first quarter of 1997, the Company entered into the Second Amended and Restated Credit Agreement under which term notes of $153.6 million were extinguished. The extinguishment was funded primarily by a draw down on the Revolving Loan facility and $109.8 million of additional borrowings against other term notes. During the first half of 1997, the draw down on the Revolving Loan facility was completely repaid and $9.2 million of scheduled principal payments were made on the term notes and other debt.

As of July 12, 1997, cash and cash equivalents were $10.0 million, long-term debt was $357.0 million and current maturities were $21.3 million. Available borrowings under the Company's Revolving Loan facility were $140.0 million of which there was no outstanding balance as of July 12, 1997. The Company met all financial covenants contained in the financing agreements. Available cash as well as existing short-term credit facilities are expected to be sufficient to meet the Company's normal operating requirements for the foreseeable future.

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

PART II:  OTHER INFORMATION
   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number           Description
                  -------          -----------

                    27             Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KEEBLER CORPORATION



By:                  /s/ SAM K. REED
    -------------------------------------------------------------------
                        Sam K. Reed
             President and Chief Executive Officer

Date: August 14, 1997



By:                /s/ E. NICHOL MCCULLY
    -------------------------------------------------------------------
                     E. Nichol McCully
          Sr. Vice President and Chief Financial Officer

Date: August 14, 1997



By:                  /s/ JAMES T. SPEAR
    -------------------------------------------------------------------
                       James T. Spear
         Vice President Finance and Corporate Controller
                  Chief Accounting Officer

Date: August 14, 1997