Form 10-Q
period 1997-10-04
KEEBLER CORP
filed 1997-11-10
CIK 1018848

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1997

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

                              --------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON NOVEMBER 10, 1997: 1,000,000.

================================================================================

PART I:  FINANCIAL INFORMATION
  ITEM 1:  FINANCIAL STATEMENTS

                                                         KEEBLER CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                                            (IN THOUSANDS)

                                                                                    OCTOBER 4,        December 28,
                                                                                       1997               1996
                                                                                 -----------------  -----------------

ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                        $    60,901        $    11,404
     Trade accounts and notes receivable, net                                             129,785            137,150
     Receivables from affiliates                                                              235                  -
     Inventories, net:
         Raw materials                                                                     23,006             25,296
         Package materials                                                                 10,949              9,842
         Finished goods                                                                    86,902             76,054
         Other                                                                              2,107              1,473
                                                                                 -----------------  -----------------
                                                                                          122,964            112,665

     Deferred income taxes                                                                 44,052             55,929
     Other                                                                                 22,741             19,337
                                                                                 -----------------  -----------------
         Total current assets                                                             380,678            336,485

PROPERTY, PLANT, AND EQUIPMENT, NET                                                       470,795            486,080

TRADEMARKS AND TRADENAMES, NET                                                            155,043            158,033

GOODWILL, NET                                                                              47,341             48,280

PREPAID PENSION                                                                            42,421             43,359

ASSETS HELD FOR SALE                                                                        3,178              6,785

OTHER ASSETS                                                                               16,685             22,502
                                                                                 -----------------  -----------------

         Total assets                                                                 $ 1,116,141        $ 1,101,524
                                                                                 =================  =================



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                 2

                                                        KEEBLER CORPORATION

                                                    CONSOLIDATED BALANCE SHEETS

                                                            (UNAUDITED)

                                                          (IN THOUSANDS)


                                                                                    OCTOBER 4,        December 28,
                                                                                       1997               1996
                                                                                 -----------------  -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                             $    31,265        $    18,570
     Trade accounts payable                                                                97,815             96,754
     Other liabilities and accruals                                                       228,434            186,586
     Income taxes payable                                                                  24,162                  -
     Plant and facility closing costs and severance                                        10,309             19,860
                                                                                 -----------------  -----------------
         Total current liabilities                                                        391,985            321,770

LONG-TERM DEBT                                                                            341,890            412,705

OTHER LIABILITIES:
     Deferred income taxes                                                                 49,226             64,957
     Postretirement/postemployment obligations                                             59,138             56,382
     Plant and facility closing costs and severance                                        11,602             16,124
     Deferred compensation                                                                 17,075             18,205
     Other                                                                                 16,756             20,708
                                                                                 -----------------  -----------------
         Total other liabilities                                                          153,797            176,376

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock ($1 par value; 1,000,000 shares authorized and issued)                    1,000              1,000
     Additional paid-in capital                                                           172,568            172,568
     Retained earnings                                                                     54,901             17,105
                                                                                 -----------------  -----------------
         Total shareholders' equity                                                       228,469            190,673
                                                                                 -----------------  -----------------

         Total liabilities and shareholders' equity                                   $ 1,116,141        $ 1,101,524
                                                                                 =================  =================



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                 3

                                                         KEEBLER CORPORATION

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)


                                                KEEBLER CORPORATION                  KEEBLER CORPORATION      ||     UBIUS
                                          --------------------------------    --------------------------------||----------------
                                              TWELVE           Twelve              FORTY         Thirty-Six   ||     Four
                                            WEEKS ENDED     Weeks Ended         WEEKS ENDED      Weeks Ended  ||  Weeks Ended
                                          OCTOBER 4, 1997  October 5, 1996    OCTOBER 4, 1997  October 5, 1996||January 26, 1996
                                          ---------------  ---------------    ---------------  ---------------||----------------
                                                                                                              ||
                                                                                                              ||
NET SALES                                      $ 485,295       $ 452,329         $ 1,542,157      $ 1,171,354 ||     $ 101,656
                                                                                                              ||
COSTS AND EXPENSES:                                                                                           ||
   Cost of sales                                 208,345         217,348             668,446          560,719 ||        54,870
   Selling, marketing, and administrative                                                                     ||
      expenses                                   234,775         220,197             770,442          571,310 ||        71,427
   Other                                           2,334           1,844               6,880            4,366 ||           857
                                          ---------------  --------------     ---------------  ---------------||---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS          39,841          12,940              96,389           34,959 ||       (25,498)
                                                                                                              ||
   Interest (income) from affiliates                   -               -                   -                - ||          (875)
   Interest (income)                                (382)              -                (710)            (399)||            (3)
   Interest expense to affiliates                      -               -                   -                - ||           664
   Interest expense                                7,557          10,428              27,292           27,390 ||            98
                                          ---------------  --------------     ---------------  ---------------||---------------
INTEREST EXPENSE (INCOME), NET                     7,175          10,428              26,582           26,991 ||          (116)
                                          ---------------  --------------     ---------------  ---------------||---------------
                                                                                                              ||
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                                      ||
  BEFORE INCOME TAX EXPENSE                       32,666           2,512              69,807            7,968 ||       (25,382)
   Income tax expense                             13,720           1,367              29,319            4,382 ||             -
                                          ---------------  --------------     ---------------  ---------------||---------------
                                                                                                              ||
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                                      ||
   BEFORE EXTRAORDINARY ITEM                      18,946           1,145              40,488            3,586 ||       (25,382)
                                                                                                              ||
DISCONTINUED OPERATIONS:                                                                                      ||
   Gain on disposal of the Frozen Food                                                                        ||
      businesses, net of tax                           -               -                   -                - ||        18,910
                                          ---------------  --------------     ---------------  ---------------||---------------
                                                                                                              ||
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           18,946           1,145              40,488            3,586 ||        (6,472)
EXTRAORDINARY ITEM:                                                                                           ||
   Loss on early extinguishment of debt,                                                                      ||
      net of tax                                       -               -               2,692            1,925 ||             -
                                          ---------------  --------------     ---------------  ---------------||---------------
                                                                                                              ||
NET INCOME (LOSS)                              $  18,946       $   1,145         $    37,796      $     1,661 ||     $  (6,472)
                                          ===============  ==============     ===============  ===============||===============



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                 4

                                                         KEEBLER CORPORATION

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)


                                                                                KEEBLER CORPORATION         ||      UBIUS
                                                                       ------------------------------------ || ----------------
                                                                            FORTY              Thirty-Six   ||      Four
                                                                         WEEKS ENDED          Weeks Ended   ||   Weeks Ended
                                                                       OCTOBER 4, 1997      October 5, 1996 || January 26, 1996
                                                                       ---------------      --------------- || ----------------
                                                                                                            ||
                                                                                                            ||
CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES                                                     ||
    Net income (loss)                                                         $ 37,796              $ 1,661 ||         $ (6,472)
    Adjustments to reconcile net income (loss) to cash from                                                 ||
       operating activities:                                                                                ||
       Depreciation and amortization                                            45,523               33,140 ||            1,973
       Deferred income taxes                                                    (3,854)                   - ||                -
       Gain on the disposal of the Frozen Food businesses, net of tax                -                    - ||          (18,910)
       Loss on early extinguishment of debt, net of tax                          2,692                1,925 ||                -
       (Gain) loss on sale of property, plant, and equipment                      (422)                 (26)||               33
    Changes in assets and liabilities:                                                                      ||
       Trade accounts and notes receivable, net                                  7,365               22,264 ||           22,068
       Accounts receivable/payable from affiliates, net                           (235)                   - ||           (1,941)
       Inventories, net                                                        (10,299)             (34,255)||            4,353
       Recoverable income taxes and income taxes payable                        26,112                3,545 ||               25
       Other current assets                                                     (3,404)              (6,353)||            1,192
       Deferred debt issue costs                                                (1,250)              (6,123)||                -
       Trade accounts payable and other current liabilities                     42,724               21,773 ||           11,550
       Restructuring reserves                                                        -                    - ||          (14,469)
       Plant and facility closing costs and severance                          (14,027)             (32,994)||                -
    Other, net                                                                    (313)               9,554 ||              246
                                                                       ----------------    -----------------||------------------
          Cash provided from (used by) operating activities                    128,408               14,111 ||             (352)
                                                                                                            ||
CASH FLOWS (USED BY) PROVIDED FROM INVESTING ACTIVITIES                                                     ||
    Capital expenditures                                                       (26,097)             (17,989)||           (3,228)
    Proceeds from property disposals                                             5,306                3,389 ||              644
    Disposition of the Frozen Food businesses                                        -                    - ||           67,749
    Purchase of Sunshine Biscuits, Inc., net of cash acquired                        -             (142,670)||                -
    Working capital adjustment paid by UB Investment (Netherlands) B.V.              -               32,609 ||                -
                                                                       ----------------    -----------------||------------------
          Cash (used by) provided from investing activities                    (20,791)            (124,661)||           65,165
                                                                                                            ||
CASH FLOWS (USED BY) PROVIDED FROM FINANCING ACTIVITIES                                                     ||
    Long-term debt borrowings                                                  109,750              220,000 ||                -
    Long-term debt repayments                                                 (167,870)            (130,987)||           (2,377)
    Revolving Loan facility, net                                                     -               23,600 ||          (63,300)
                                                                       ----------------    -----------------||------------------
       Cash (used by) provided from financing activities                       (58,120)             112,613 ||          (65,677)
                                                                       ----------------    -----------------||------------------
       Increase (decrease) in cash and cash equivalents                         49,497                2,063 ||             (864)
       Cash and cash equivalents at beginning of period                         11,404                2,114 ||            2,978
                                                                       ----------------    -----------------||------------------
       Cash and cash equivalents at end of period                             $ 60,901              $ 4,177 ||         $  2,114
                                                                       ================    =================||==================



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                 5

                               KEEBLER CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER CORPORATION ("THE COMPANY") INCLUDE THE FINANCIAL STATEMENTS OF UB INVESTMENTS US, INC. ("UBIUS"), THE PREDECESSOR COMPANY, FOR THE FOUR WEEKS ENDED JANUARY 26, 1996, THE DATE THE COMPANY WAS ACQUIRED BY INFLO HOLDINGS CORPORATION ("INFLO"), AND THE SUCCESSOR COMPANY FOR THE FORTY WEEKS ENDED OCTOBER 4, 1997 AND THE THIRTY-SIX WEEKS ENDED OCTOBER 5, 1996. THE DISTINCTION BETWEEN THE PREDECESSOR COMPANY'S AND THE SUCCESSOR COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS HAS BEEN MADE BY INSERTING A DOUBLE LINE BETWEEN SUCH CONSOLIDATED FINANCIAL STATEMENTS. THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE FOUR WEEKS ENDED JANUARY 26, 1996 INCLUDE "THE FROZEN FOOD BUSINESSES", DEFINED AS BERNARDI ITALIAN FOODS CO., THE ORIGINAL CHILI BOWL, INC., AND CHINESE FOOD PROCESSING CORPORATION, ALL OF WHICH WERE WHOLLY OWNED SUBSIDIARIES OF UBIUS PRIOR TO THEIR SALE ON DECEMBER 31, 1995.


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

FISCAL PERIODS PRESENTED

The Company's fiscal year consists of thirteen four-week periods (52 or 53 weeks) and ends on the Saturday nearest December 31. The first quarter consists of four four-week periods. In 1996, the acquisition of Keebler Corporation closed on the last day of the first four-week period. The 1996 year-to-date information can be derived from the sum of the thirty-six weeks ended October 5, 1996 of Keebler Corporation and the four weeks ended January 26, 1996 of UBIUS.

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

                               KEEBLER CORPORATION

                                   (UNAUDITED)

3.   DEBT COMMITMENTS

Long-term debt consisted of the following at October 4, 1997:

                                  Interest Rate             Final Maturity              OCTOBER 4, 1997
                                 -----------------    ---------------------------    ----------------------
                                                                                        (IN THOUSANDS)

Revolving Loans                          Floating     December 28, 2002                        $         -
Term Note                                  6.938%     December 28, 2002                            230,000
Senior Subordinated Notes                 10.750%     June 15, 2006                                125,000
Other Senior Debt                         various     2001-2005                                     18,155
                                                                                     ----------------------
                                                                                                   373,155
Less: Current maturities                                                                           (31,265)
                                                                                     ----------------------
                                                                                               $   341,890
                                                                                     ======================

On April 8, 1997, the Company amended the primary credit financing facility in order to obtain more favorable terms, fees, and interest rates. The Second Amended and Restated Credit Agreement ("Credit Agreement") specifically provides for available borrowings of $380.0 million consisting of a $140.0 million Revolving Loan facility and a $240.0 million Term Note. Any unused borrowings under the Revolving Loan facility are subject to a commitment fee. The current commitment fee will vary from 0.125% - 0.375% based on the relationship of debt to adjusted earnings.

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

On November 10, 1997, the Company made a $40.0 million pre-payment of principal on the Term Note. The pre-payment resulted in the recognition of a $0.5 million after-tax extraordinary charge related to the expensing of certain unamortized bank fees which were incurred at the time the Term Note was issued.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SET FORTH BELOW IS A DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FORTY WEEKS ENDED OCTOBER 4, 1997 AND OCTOBER 5, 1996. THE FORTY WEEKS ENDED OCTOBER 5, 1996 INCLUDE BOTH THE THIRTY-SIX WEEKS OF KEEBLER CORPORATION UNDER CURRENT MANAGEMENT AND THE FOUR WEEKS ENDED JANUARY 26, 1996 OF UBIUS UNDER FORMER MANAGEMENT. THE FIRST FOUR WEEKS OF 1996 INCLUDE THE
FROZEN FOOD  BUSINESSES  WHICH WERE PRESENTED AS A DISCONTINUED  OPERATION.  THE
FROZEN FOOD BUSINESSES WERE SOLD BY UBIUS PRIOR TO THE ACQUISITION OF UBIUS BY INFLO. SUBSEQUENT TO THE ACQUISITION, UBIUS CHANGED ITS NAME TO KEEBLER CORPORATION. THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER CORPORATION AND UBIUS AND RELATED NOTES THERETO APPEARING ELSEWHERE.

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

The Company's results of operations for the twelve and forty weeks ended October 4, 1997 include the operating results of Sunshine whereas the comparable twelve and forty weeks of the prior year only include the operating results of Sunshine from the acquisition date of June 4, 1996 through September 30, 1996. The Company's results for the thirty-six weeks ended October 5, 1996 have been combined with the operating results of the predecessor company for the first four weeks ended January 26, 1996 to compare the first forty weeks of 1997 and 1996. Results of operations expressed as a percentage of net sales for the twelve and forty weeks ended October 4, 1997 and October 5, 1996 are set forth below:

                                               Twelve Weeks Ended           Forty Weeks Ended
                                            -----------------------      ------------------------
                                            October 4,   October 5,      October 4,   October 5,
                                               1997         1996            1997         1996
                                            ----------- -----------      -----------  -----------
NET SALES                                        100.0 %      100.0 %         100.0 %      100.0 %
COSTS AND EXPENSES:
  Cost of sales                                   42.9         48.0            43.3         48.4
  Selling, marketing, and
    administrative expenses                       48.4         48.7            50.0         50.5
  Other                                            0.5          0.4             0.5          0.4
                                            -----------  -----------     -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS           8.2          2.9             6.2          0.7
INTEREST EXPENSE, NET                              1.5          2.3             1.7          2.1
                                            -----------  -----------     -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX EXPENSE                        6.7          0.6             4.5         (1.4)
  Income tax expense                               2.8          0.3             1.9          0.3
                                            -----------  -----------     -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                        3.9          0.3             2.6         (1.7)
DISCONTINUED OPERATIONS:
  Gain on disposal of the Frozen Food
   businesses, net of tax                           --           --              --          1.5
                                            -----------  -----------     -----------  -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            3.9          0.3             2.6         (0.2)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,             --           --             0.2          0.2
    net of tax                              -----------  -----------     -----------  -----------
NET INCOME (LOSS)                                  3.9 %        0.3 %           2.4 %       (0.4) %
                                            ===========  ===========     ===========  ===========

NET SALES. Net sales for the third quarter of 1997 were $485.3 million, up 7.3% as compared to net sales of $452.3 million for the comparable quarter a year ago. For the forty weeks ended October 4, 1997, net sales of $1,542.2 million were 21.1% higher compared to the same period of the prior year. In 1997, the Company continued to focus on shifting the sales mix to core brands, while discontinuing or repositioning several less strategic products. Increased net sales resulting from volume growth in core brands, new products and line extensions, and selected price increases more than offset revenue losses associated with discontinued or de-emphasized products or brands repositioned at higher price points. Higher net sales for the forty weeks ended October 4, 1997 were partially due to the acquisition of the Sunshine business. Sunshine results in 1996 were only included from the acquisition date of June 4, 1996 and accounted for 12.7% of the Company's net sales. For the forty weeks ended October 4, 1997, net sales of Sunshine products were 27.5% of the Company's total net sales and were 16.6% higher for the quarter compared to the prior year after receiving the full benefit of being sold through the Company's national direct store door sales and distribution system.

GROSS PROFIT. The improvement in gross profit, noted in earlier quarters, continued in the third quarter of 1997. Gross profit was $42.0 million and $216.3 million higher for the twelve and forty weeks ended October 4, 1997, respectively, compared to the same periods in the prior year. In addition, gross profit as a percentage of net sales was 5.1 percentage points higher for both the quarter and on a year-to-date basis compared to the same periods in 1996. The improvement in the gross margin percentage for 1997 resulted largely from both a shift toward higher margin brands and improved operating efficiencies. In addition, gross profit as a percent of net sales reflected the benefit of lower commodity prices, particularly in flour. Current year gross margins also received the full benefit of higher capacity utilization associated with the streamlining of production facilities which began in 1996.

SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. Selling, marketing, and administrative expenses were $14.6 million and $127.7 million higher for the twelve and forty weeks ended October 4, 1997, respectively, as compared to the same periods a year ago. Increased spending was attributed primarily to higher marketing expense in support of new product introductions. Despite higher spending levels, selling, marketing and administrative expenses as a percentage of net sales remained relatively consistent with last year as a result of increased volume and a more efficient fixed cost structure, particularly in the selling and distribution network.

OTHER. Other expense of $2.3 million for the twelve weeks ended October 4, 1997 was $0.5 million higher than the twelve weeks ended October 5, 1996. The increase in the quarter was due to higher amortization expense. Other expense for the first forty weeks in 1997 was $1.7 million higher as compared to the same period in 1996. The year-to-date increase was mainly attributed to the amortization of Sunshine intangibles for forty weeks in 1997 versus sixteen weeks in 1996, as well as higher bank service charges.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations of $39.8 million and $96.4 million for the twelve and forty weeks ended October 4, 1997, respectively, was $26.9 million and $86.9 million higher than the same periods a year ago. The improvement primarily resulted from volume growth in the core brands, the inclusion of the Sunshine business, increased gross margins, and a more efficient fixed cost structure. The total benefits realized more than offset the incremental marketing, amortization, and other expenses.

INTEREST EXPENSE. Net interest expense for the third quarter of 1997 was $3.3 million lower than the third quarter of 1996. The decrease in interest expense for the quarter was primarily due to a lower average debt balance resulting from the early extinguishment of Term Notes which occurred in the first quarter of 1997, as well as lower interest rates. For the first forty weeks of 1997, interest expense of $26.6 million was only $0.3 million lower than the same period in 1996, as the average debt balance for these periods was comparable. Additional debt incurred late in second quarter of 1996 to fund the acquisition of Sunshine was offset by the benefit associated with the early extinguishment of debt in the first quarter of 1997, resulting in a comparable average debt balance.

INCOME TAXES. Income taxes, for the quarter and the forty weeks ended October 4, 1997, were provided at an effective tax rate of 42%. The effective tax rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, tradenames, and goodwill. For the third quarter and forty weeks ended October 5, 1996, income taxes were provided at a higher effective tax rate based on a preliminary estimate of nondeductible expenses.

DISCONTINUED OPERATIONS. In 1995, the predecessor company adopted plans to discontinue the operations of the Frozen Food businesses, and in the first four weeks of 1996, a gain of $18.9 million, net of income taxes, was recognized on the disposal of the Frozen Food businesses.

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

NET INCOME (LOSS). Net income of $18.9 million for the quarter and $37.8 million for the first forty weeks of 1997 was $17.8 million and $42.6 million higher than the comparable periods for 1996. The substantial growth in net earnings for both the quarter and on a year-to-date basis was primarily attributed to increased volume in core brands, the inclusion of the Sunshine business, improved gross margins, and a more efficient fixed cost structure.


LIQUIDITY AND CAPITAL RESOURCES

During the first forty weeks of 1997, cash provided from operating activities was $128.4 million. Net earnings of $37.8 million for the forty weeks ended October 4, 1997 and reduced funding of current liabilities and income taxes were the primary contributors to the positive cash flow from operations. An increased investment in inventory, spending on plant and facility closing costs and severance, and the payment of an arbitration award partially offset the benefits noted above. The increase in inventory from year end reflected normal seasonal inventory replenishment. Spending on plant and facility closing costs and severance relating to exit costs associated with the acquisition of both Keebler and Sunshine, although down from the prior year, accounted for $14.0 million of cash used by operations for the forty weeks ended October 4, 1997. In addition, the Company paid an arbitration award regarding a contract packaging arrangement, which was entered into prior to ownership by INFLO, in the amount of $6.8 million plus legal fees.

Cash used by investing activities of $20.8 million for the first forty weeks of 1997, was primarily used to fund capital expenditures. Capital spending of $26.1 million was made principally to enhance, update, or realign the existing production lines, provide distribution and production efficiencies, and achieve near-term cost savings. Proceeds received from asset disposals of $5.3 million partially offset capital expenditures. The sale of the Santa Fe Springs plant accounted for $3.6 million of the year-to-date proceeds with the remainder of the proceeds provided mainly from the sale of trucks and machinery and equipment.

For the first forty weeks of 1997, cash flows used by financing activities were $58.1 million. During the first quarter of 1997, the Company entered into the Second Amended and Restated Credit Agreement under which Term Notes of $153.6 million were extinguished. The extinguishment was funded primarily by a draw down on the Revolving Loan facility and $109.8 million of additional borrowings against other Term Notes. During the first forty weeks of 1997, the draw down on the Revolving Loan facility was completely repaid and $14.3 million of scheduled principal payments were made on the Term Notes and other debt.

As of October 4, 1997, cash and cash equivalents were $60.9 million, long-term debt was $341.9 million, and current maturities were $31.3 million. Available borrowings under the Company's Revolving Loan facility were $140.0 million for which there was no outstanding balance as of October 4, 1997. The Company met all financial covenants contained in the financing agreements. On November 10, 1997, the Company made a $40.0 million pre-payment of principal on the Term Note. The pre-payment resulted in the recognition of a fourth quarter 1997 after-tax extraordinary charge of $0.5 million related to the expensing of certain bank fees which were incurred at the time the Term Note was issued. Available cash as well as existing short-term credit facilities are expected to be sufficient to meet the Company's normal operating requirements for the foreseeable future.


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


PART II:  OTHER INFORMATION
  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               Exhibit
               NUMBER           DESCRIPTION
               ------           -----------
                10.15           $380,000,000  Second  Amended and Restated  Credit  Agreement  dated as of April 8,
                                1997, among Keebler Corporation,  as the Borrower;  Various Financial Institutions,
                                as the  Lenders;  the Bank of Nova  Scotia,  as the  Administrative  Agent  for the
                                Lenders; and the First National Bank of Chicago,  Bank of Montreal,  Suntrust Bank,
                                Atlanta, and Nationsbank, N.A. (South), as the Co-Agents

             10.15(a)           First Amendment to Second Amended and Restated Credit Agreement dated as of October
                                3, 1997,among Keebler Corporation, as the Borrower, Various Financial Institutions,
                                as the Lenders,  the Co-Agents,  and the Bank of Nova Scotia, as the Administrative
                                Agent for the Lenders

                10.16           Stock  Appreciation  Rights Plan of Keebler  Corporation  for  Certain  Management
                                Employees dated March 4, 1997

                   27           Financial Data Schedule


      (b)      Reports on Form 8-K

               None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KEEBLER CORPORATION

                  By:                   /S/ SAM K. REED
                       ---------------------------------------------------------
                                            Sam K. Reed
                               President and Chief Executive Officer

                       Date:  November 10, 1997

                  By:                   /S/ E. NICHOL MCCULLY
                       ---------------------------------------------------------
                                          E. Nichol McCully
                             Sr. Vice President and Chief Financial Officer

                       Date: November 10, 1997

                  By:                   /S/ JAMES T. SPEAR
                       ---------------------------------------------------------
                                           James T. Spear
                          Vice President Finance and Corporate Controller
                                      Chief Accounting Officer

                       Date: November 10, 1997