Form 10-K405
period 1998-01-03
KEEBLER FOODS CO
filed 1998-03-20
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                       OR

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM         TO

                      COMMISSION FILE NUMBER: NO. 001-13705

                              KEEBLER FOODS COMPANY
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                   36-1894790
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

      677 LARCH AVE., ELMHURST, IL                         60126
(Address of principal executive offices)                 (Zip Code)

                                  630-833-2900
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------            -----------------------------------------
       Common Stock                           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

              $125,000,000 OF ITS 10 3/4% SENIOR SUBORDINATED NOTES
                  DUE 2006 WHICH ARE FULLY AND UNCONDITIONALLY
                      GUARANTEED BY RESTRICTED SUBSIDIARIES

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES |X| NO | |

THE AGGREGATE MARKET VALUE OF ALL STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 17, 1998, BASED UPON THE CLOSING PRICE OF THE COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE, WAS APPROXIMATELY $582,400,000.

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MARCH 17, 1998: 83,799,316.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                     PART I

ITEM 1.  BUSINESS

    Keebler Foods Company and its subsidiaries (the "Company" or "Keebler") is the second largest cookie and cracker manufacturer in the United States ("U.S.") with annual net sales of $2.1 billion and a 24.4% share of the U.S. cookie and cracker market as reported by Information Resources, Inc. ("IRI"), based on sales to supermarkets which have annual sales of $2.0 million or more, measured in pounds sold. The Company, primarily through its Keebler Company and Sunshine Biscuits, Inc. ("Sunshine") subsidiaries, produces and distributes a broad line of cookie and cracker products, as well as other consumer food products.

RECENT HISTORY

    The Company was organized under the laws of the State of Delaware as UB Investments US Inc. ("UBIUS" or "predecessor company") on July 14, 1992. The Company was acquired from UB Investments (Netherlands) B.V. on January 26, 1996 (the "Keebler acquisition") by INFLO Holdings Corporation ("INFLO"), a corporation which was jointly owned by Artal Luxembourg S.A. ("Artal"), a private investment company, and Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company and one of the country's largest manufacturers and marketers of fresh and frozen baked foods. Immediately after the Keebler acquisition, the Company was renamed Keebler Corporation. In conjunction with the Keebler acquisition, INFLO sold 2.5% of the outstanding shares of $0.01 par value common stock to certain members of management. On June 4, 1996, the Company acquired Sunshine (the "Sunshine acquisition") from G.F. Industries, Inc. ("GFI"). As part of consideration paid in the sale of Sunshine, GFI was issued common stock and a warrant to purchase 6,135,781 shares of common stock. On November 20, 1997, INFLO was merged into Keebler Corporation (the "Merger") and subsequently changed its name to Keebler Foods Company. After the Merger, the stock and warrant held by GFI were transferred to Bermore, Limited ("Bermore"), a privately held corporation and the parent of GFI, and reissued for the same value in the name of the Company. On February 3, 1998, the Company completed an initial public offering (the "Offering") of 13,386,661 shares of common stock. Concurrent with the Offering, Bermore exercised the warrant in exchange for 6,135,781 shares of common stock. The exercise of the warrant resulted in the Company receiving $19.8 million of cash proceeds. All of the shares in the Offering were sold by Artal and Bermore, with no proceeds from the Offering going to the Company. As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore which increased its ownership from approximately 45% to 55%. Artal, having sold shares to both Flowers and the public, retained ownership of approximately 21%. Bermore exercised the warrant, sold shares to both Flowers and the public, and retained ownership of approximately 6%.

GENERAL BUSINESS DESCRIPTION

    The Company competes in the U.S. retail cookie and cracker market which in 1997 generated sales of approximately $8.3 billion measured in retail sales to consumers. The U.S. cookie and cracker market, which is relatively stable, has experienced slow but steady growth over the past twenty years. Supermarkets accounted for 77.1% of 1997 retail sales in the cookie and cracker industry, with mass merchandisers, convenience stores, and drug stores accounting for the balance. Since 1992, U.S. annual dollar supermarket sales of cookies and crackers have increased by an average of 1.6% per year. The Company believes the non-supermarket channels of distribution are becoming increasingly more important.

    The Company produces a number of well recognized brands under the Keebler and Sunshine labels. Major brands include: CHEEZ-IT, CHIPS DELUXE, CLUB, FUDGE SHOPPE, HYDROX, SUNSHINE KRISPY, MUNCH'EMS, SANDIES, TOWN HOUSE, VIENNA FINGERS, WHEATABLES, and ZESTA. The Company also imports and distributes CARR'S crackers in the U.S. under an exclusive long-term licensing and distribution agreement with United Biscuits. CARR'S crackers are the best-selling specialty cracker in the U.S.

    In addition to retail branded products, the Company also produces private label cookies and crackers, which are sold by retailers under their own brands. Keebler is also the number one manufacturer of cookies and crackers for the foodservice market, as reported by the International Foodservice Manufacturers Association ("IFMATRAC"). The Company is the top manufacturer of retail branded ice cream cones in the U.S., as well as the leader of preformed retail branded pie crusts which are sold under the KEEBLER READY CRUST brand name. Keebler also produces custom-baked products for other marketers of branded food products.

    Following the Keebler acquisition in January 1996, the Company's new management began implementing a business strategy designed to capitalize on the Company's competitive strengths, which include strong national brands and a national direct store door sales and distribution system ("DSD system"). The key elements of the Company's strategy include (i) building brand strength in new and existing product lines, (ii) increasing sales in non-supermarket channels,
(iii) increasing the efficiency of operations, and (iv) pursuing acquisitions that complement or provide further opportunities to use existing brands, product lines, or distribution systems.

    The Company completed the planned integration of Sunshine's operations into those of Keebler by the end of 1996. The combination of Keebler and Sunshine allowed the Company to achieve efficiencies in administration, purchasing, production, marketing, sales, and distribution. In particular, the sales and distribution of Sunshine retail branded products were incorporated into Keebler's DSD distribution system which had excess capacity. Filling excess capacity with Sunshine products made Keebler's DSD distribution system more efficient and allowed the Company to focus sales and marketing efforts on more profitable retail branded products.

    The Company has focused on new product introductions and line extensions within its core segments, such as KEEBLER CHOCOLATE CHEWY CHIPS DELUXE cookies and Nacho CHEEZ-IT crackers, as well as introductions into new or less competitive segments, such as KEEBLER COOKIE STIX cookies and KEEBLER SNACKIN' GRAHAMS crackers. The Company has also developed new sizes of its leading products to enable it to expand into non-supermarket channels.

    The Company recognizes that the mass distribution of consumer food products is an important element in maintaining sales growth and providing service to customers. The Company attempts to meet the changing demands of customers by planning appropriate stock levels and reasonable delivery times consistent with achieving optimal economics of distribution. In order to achieve these objectives, Keebler has developed a network of manufacturing plants, shipping centers, and distribution warehouses strategically located throughout the continental U.S. to provide high national in-store presence. The Company uses a combination of Keebler-owned, public, and contract carriers to deliver products from its distribution points to customers.

    The Company distributes retail branded cookie and cracker products through its DSD distribution system, which services substantially all supermarkets in the U.S., as measured by IRI. The Company believes its DSD distribution system provides certain competitive advantages. Members of Keebler's sales force, rather than store employees, stock and arrange the Company's products on store shelves and build end-aisle and free-standing product displays. Frequent store presence of Keebler's sales force employees provides the Company with a high level of control over the availability and presentation of its products. The Company believes this control allows it to maintain shelf space, more effectively introduce new products, and permits better execution of in-store promotions. In addition, store presence allows the Company to monitor competitors' in-store product promotions. Keebler believes in-store promotions are important because purchases of cookies and crackers are often impulse driven.

    In addition to Keebler's DSD system, the Company uses a network of independent distributors and brokers to serve convenience stores and vending distributors. In the case of club stores and foodservice distribution, Keebler uses a dedicated sales force and ships its products directly to the customers' warehouses. The Company uses a warehouse sales and distribution system to sell and distribute KEEBLER READY CRUST pie crusts and private label cookies and crackers to its customers, including retail outlets otherwise served by Keebler's DSD distribution system. CARR'S crackers are sold through a network of independent specialty distributors.

COMPETITION

    The U.S. branded cookie and cracker industry is led by Keebler and Nabisco, Inc. ("Nabisco"), which together account for 58.5% of sales volume, as reported by IRI. Smaller competitors include numerous national, regional, and local manufacturers of both branded and private label products. Competition in Keebler's target markets takes many forms including (i) establishing favorable brand recognition, (ii) developing products sought by consumers, (iii) implementing appropriate pricing, (iv) providing strong marketing support, and
(v) obtaining access to retail outlets and sufficient shelf space.

    Nabisco is the largest manufacturer in the U.S. cookie and cracker industry. Keebler has a 24.4% share of the retail cookie and cracker market, while Nabisco has a 34.1% share, as measured by IRI. The remaining industry participants primarily target certain segments of the industry or focus on certain geographical regions of the U.S. Keebler and Nabisco are also the only cookie and cracker producers that have national wholly-owned DSD distribution systems, although Pepperidge Farms operates a national DSD distribution system through independent distributors.

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

CUSTOMERS

    The Company's top ten customers in 1997 accounted for 27.7% of Keebler's net sales. No single customer accounted for more than 4.6% of net sales.

RAW MATERIALS

    The principal raw materials used in the Company's food products consist of flour, sugar, chocolate, shortening, and milk. Keebler also uses paper products, such as corrugated cardboard, as well as films and plastics to package its products. Raw materials and packaging supplies are readily available from various suppliers. There is no significant reliance on any one supplier. The Company uses hedging techniques to minimize the impact of price fluctuations in raw materials but not for speculative or trading purposes. The hedging techniques, however, may not result in a reduction in the Company's raw material costs or protect the Company from sharp increases in certain raw material costs, which the Company has experienced in the past.

INTELLECTUAL PROPERTY

    The Company owns a number of patents, licenses, trademarks, and trade names. Principal trademarks and trade names include KEEBLER, Ernie the Keebler Elf, the Hollow Tree logo, CHEEZ-IT, CHIPS DELUXE, CLUB, FUDGE SHOPPE, HI-HO, HYDROX, SUNSHINE KRISPY, MUNCH'EMS, READY CRUST, SANDIES, SOFT BATCH, SUNSHINE, TOASTEDS, TOWN HOUSE, VIENNA FINGERS, WHEATABLES, and ZESTA. The Company is the exclusive licensee of the CARR'S brand name in the U.S. Such trademarks and trade names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. Management is not aware of any fact that would negatively impact the continuing use of any patents, licenses, trademarks, or trade names.

RESEARCH AND DEVELOPMENT

    The Company engages in research activities, which principally involve development of new products, improvement of the quality of existing products, and improvement and modernization of production processes. The Company also carries out development and evaluation of new processing techniques for both current and proposed product lines. Identifiable research and development costs are set forth on page F-12 of the Company's consolidated financial statements.

REGULATION

    As a manufacturer and marketer of food items, the Company's operations are subject to regulation by various federal government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission (the "FTC"), the Environmental Protection Agency, and the Department of Commerce, as well as various state agencies, with respect to production processes, product quality, packaging, labeling, storage, and distribution. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity, and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves. In addition, the Company is subject to certain health and safety regulations issued under the Occupational Safety and Health Act, as well as regulation by the FTC of advertising performed by the Company.

ENVIRONMENTAL

    The Company's operations and properties are subject to federal, state, and local laws and regulations relating to the storage, handling, emission, and discharge of materials and wastes into the environment. The primary environmental laws affecting Keebler's operations are the Federal Clean Air Act and Clean Water Act. The Company may be required to spend significant sums in order to maintain compliance with environmental laws, particularly with respect to emission control equipment, replacement of chlorofluorocarbons (i.e. ozone-depleting substances) in cooling equipment, and asbestos abatement projects. Although it is difficult to estimate the cost of complying with environmental laws, the Company does not believe that compliance with, or liability under, any environmental laws individually or in the aggregate will have a material adverse effect on its results of operations or financial condition.

EMPLOYEES

    The Company employs approximately 9,500 persons, of which approximately 5,200 are represented by unions. Keebler believes its relations with its employees to be good.


ITEM 2.  PROPERTIES

    The Company operates eleven manufacturing facilities in the U.S. of which ten are owned and one is leased. The manufacturing facilities are located in Athens, Georgia; Chicago, Illinois; Cincinnati, Ohio; Columbus, Georgia; Denver, Colorado; Des Plaines, Illinois; Florence, Kentucky; Grand Rapids, Michigan; Kansas City, Kansas; Macon, Georgia; and Sayreville, New Jersey. Keebler also owns and operates a dairy in Fremont, Ohio that produces cheese under a proprietary formula that is used as an ingredient in CHEEZ-IT crackers. In addition, the Company owns one idle manufacturing facility located in Atlanta, Georgia that is held for sale. As a result of capital expenditures made over the past decade, management believes the manufacturing facilities are modern and efficient. Management also believes manufacturing capacity is sufficient to meet foreseeable needs.

    Distribution facilities consist of eleven shipping centers attached to the manufacturing facilities, ten stand-alone shipping centers (two owned and eight leased; of which one is idle), and sixty-six distribution centers (eleven owned and fifty-five leased) throughout the U.S. Of the sixty-six distribution centers, seven were subleased and seven were idle. These seven idle facilities have been accrued for in the plant and facility closing costs. In addition, one of the owned, but idle, distribution facilities is held for sale. The Company also leases thirty-two warehouses and eighteen depots that are located throughout the U.S. and are utilized by the sales force in the distribution of the Company's products. Management believes there is sufficient distribution capacity to meet foreseeable needs.

    In addition to manufacturing and distribution facilities, the Company owns two office buildings and leases two others as part of its corporate office facility. The Company also leases numerous sales offices throughout the country.


ITEM 3.  LEGAL PROCEEDINGS

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 6, 1997, the majority of the shareholders of the Company, by written consent without a meeting, re-elected the previous members of the Board of Directors in its entirety.

    On November 20, 1997, the majority of the shareholders of the Company, by written consent without a meeting, approved a merger of INFLO Holdings Corporation with and into the Company.

    On December 11, 1997, the majority of the shareholders of the Company, by written consent without a meeting, approved changing the name of the Company from Keebler Corporation to Keebler Foods Company.


                                     PART II


ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHARE  OWNER
         MATTERS

MARKET INFORMATION FOR COMMON STOCK

    The New York Stock Exchange (the "Exchange") is the principal market on which the Company's common stock is traded. The common stock was first traded on the Exchange on January 29, 1998, concurrent with the underwritten initial public offering of 13,386,661 shares of the Company's common stock at an initial price to the public of $24.00 per share. Prior to the Offering, there was no established public trading market for the Company's shares.

HOLDERS

    The approximate number of holders of record of common stock as of March 17, 1998 was 300. This number does not include beneficial owners of the Company's securities held in the name of nominees.

DIVIDENDS

    No dividends were declared on the Company's common stock in 1997 or 1996. Historically, the Company has not paid dividends on its common stock and currently intends to retain all future earnings to fund the development and growth of the business. Therefore, the Company does not currently anticipate paying any cash dividends. Additionally, the existing Second Amended and Restated Credit Agreement ("Credit Agreement") and the Senior Subordinated Notes (the "Notes") place limitations on the Company's ability to pay dividends or make other distributions on its common stock. Any future determination as to payment of dividends will be subject to such limitations, will be at the discretion of the Board of Directors, and will depend on the Company's results of operations, financial condition, capital requirements, and other factors deemed relevant by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

    The selected historical financial data presented below as of and for the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30, 1995 have been derived from, and should be read in conjunction with the historical consolidated financial statements of the Company and UBIUS, the predecessor company, including the respective notes thereto, included elsewhere. The selected historical financial data presented below as of and for the fiscal years ended December 31, 1994 and January 1, 1994 have been derived from the consolidated financial statements of the predecessor company that are not included herein. The distinction between the Company's and the predecessor company's selected financial data, as shown below, has been made by inserting a double line. The results of operations presented below are not necessarily indicative of results to be expected for any future period. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and respective notes thereto, included elsewhere herein.

                                                   Keebler Foods Company  ||                      UBIUS
                                                  ------------------------||  -----------------------------------------------
                                                              Forty-Eight ||     Four                 Year Ended
                                                  Year Ended  Weeks Ended ||  Weeks Ended -----------------------------------
                                                   January 3, December 28,||  January 26, December 30,December 31, January 1,
                                                      1998      1996 (a)  ||     1996        1995        1994         1994
                                                  ----------- ------------||  ----------- ----------- ----------- -----------
                                                   (In Millions Except    ||                   (In Millions)
                                                      Per Share Data)     ||
                                                                          ||
OPERATING DATA:                                                           ||
Net sales .......................................   $2,065.2    $1,645.5  ||      $101.7   $1,578.6   $1,599.7    $1,650.1
Gross profit ....................................    1,177.2       871.3  ||        46.8      831.8      894.2       931.5
Restructuring charges ...........................          -           -  ||           -          -          -       120.1
Loss on impairment of Salty Snacks business .....          -           -  ||           -       86.5          -           -
Income (loss) from continuing operations ........      141.4        70.1  ||       (25.5)    (137.9)      46.4       (67.6)
Income tax expense (benefit) ....................       45.2        14.0  ||           -       (0.5)      (1.1)      (22.3)
Discontinued operations:                                                  ||
    Income from operations of discontinued Frozen                         ||
     Food businesses, net of tax ................          -           -  ||           -        7.4        3.4         0.6
    Gain on disposal of Frozen Food businesses,                           ||
     net of tax .................................          -           -  ||        18.9          -          -           -
Extraordinary item:                                                       ||
    Loss on early extinguishment of debt,                                 ||
     net of tax .................................        5.4         1.9  ||           -          -          -           -
Net income (loss) ...............................   $   57.0    $   15.8  ||      $ (6.5)  $ (158.3)  $  (23.0)   $ (147.2)
                                                                          ||
Basic Net Income per Share:                                               ||
    Income from continuing operations                                     ||
     before extraordinary item ..................   $    0.80   $    0.24 ||
    Extraordinary item ..........................        0.07        0.03 ||
                                                    ---------   --------- ||
    Net income ..................................   $    0.73   $    0.21 ||
                                                    =========   ========= ||
Weighted Average Shares Outstanding .............       77.6        75.2  ||
                                                    =========   ========= ||

                                                   Keebler Foods Company  ||                      UBIUS
                                                  ------------------------||  -----------------------------------------------
                                                              Forty-Eight ||     Four                 Year Ended
                                                  Year Ended  Weeks Ended ||  Weeks Ended -----------------------------------
                                                   January 3, December 28,||  January 26, December 30,December 31, January 1,
                                                      1998      1996 (a)  ||     1996        1995        1994         1994
                                                  ----------- ------------||  ----------- ----------- ----------- -----------
                                                   (In Millions Except    ||                   (In Millions)
                                                      Per Share Data)     ||
                                                                          ||
OTHER DATA:                                                               ||
EBITDA, as adjusted (b) .........................   $  202.1    $  119.6  ||    $  (23.5)  $  (93.3)  $   89.5    $   98.4
Depreciation and amortization (excluding items                            ||
    related to discontinued operations) .........       60.7        49.5  ||         2.0       44.6       43.1        45.9
Capital expenditures (excluding expenditures                              ||
    related to discontinued operations) .........       48.4        29.4  ||         3.2       54.2       54.6        30.6
                                                                          ||
CASH FLOW DATA:                                                           ||
Cash Provided from (Used by)                                              ||
    Operating activities ........................   $  218.3    $   53.2  ||    $   (0.4)  $  (61.4)  $  (17.4)   $   22.0
    Investing activities ........................      (41.5)     (130.1) ||        65.2      (52.6)     (45.9)      (92.1)
    Financing activities ........................     (161.6)       86.8  ||       (65.7)     104.4       69.4        58.3
                                                    ---------   --------- ||    ---------  ---------  ---------   ---------
Increase (decrease) in cash and cash equivalents    $   15.2    $    9.9  ||    $   (0.9)  $   (9.6)  $    6.1    $  (11.8)
                                                    =========   ========= ||    =========  =========  =========   =========

---------------------------------------------


(a)  Includes the  operating  results of Sunshine from  acquisition  date of June 4, 1996 through  December 28, 1996.  Other matters affecting  comparability are detailed in  Item 7.  Management's  Discussion and Analysis of Financial  Condition and Results of
     Operations.

(b)  EBITDA, as adjusted, is defined as income (loss) from continuing operations before interest, taxes, depreciation, amortization, and restructuring charges (gains).


                                                          As of           ||                       As of
                                                  ------------------------||  --------------------------------------------------
                                                   January 3, December 28,||  January 26,  December 30, December 31,  January 1,
                                                      1998        1996    ||     1996         1995         1994          1994
                                                  ----------- ------------||  -----------  -----------  -----------  -----------
                                                       (In Millions)      ||                    (In Millions)
                                                                          ||
BALANCE SHEET DATA:                                                       ||
Cash and cash equivalents .......................  $    27.2   $    12.0  ||     $   2.1      $   3.0     $   12.5     $    6.4
Total assets ....................................    1,042.9     1,102.1  ||       849.1        926.9      1,001.2      1,043.0
Due to affiliate ................................         --          --  ||       105.0        108.0        551.6        872.7
Total debt (including capital leases) ...........      298.8       457.9  ||       371.4        437.6        333.2        263.8
Shareholders' equity (deficit) ..................      222.0       165.1  ||        45.3         51.8       (234.9)      (511.9)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SET FORTH BELOW IS A DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996, AND DECEMBER 30, 1995. THE YEAR ENDED DECEMBER 28, 1996 INCLUDES BOTH THE FORTY-EIGHT WEEKS OF KEEBLER FOODS COMPANY UNDER CURRENT MANAGEMENT AND THE FOUR WEEKS OF UBIUS
UNDER FORMER MANAGEMENT. THE 1995 FINANCIAL RESULTS INCLUDE FINANCIAL INFORMATION RELATING TO THE SALTY SNACKS BUSINESS AND PRESENTS THE FROZEN FOODS BUSINESSES AS A DISCONTINUED OPERATION (BOTH DEFINED ON PAGE F-11 OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS), BOTH OF WHICH WERE SOLD OR LIQUIDATED BY UBIUS PRIOR TO THE ACQUISITION OF UBIUS BY INFLO. THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER FOODS COMPANY AND THE RELATED NOTES THERETO APPEARING ELSEWHERE.

RESULTS OF OPERATIONS

    MATTERS AFFECTING COMPARABILITY

    The Company's fiscal year consists of thirteen four week periods (fifty-two or fifty-three weeks) and ends on the Saturday nearest December 31. The 1997 fiscal year consists of fifty-three weeks. As a result of the Keebler acquisition, which closed on the last day of the first four week period of 1996, the fiscal year for 1996 consisted of the forty-eight weeks ended December 28, 1996. The 1995 fiscal year of the predecessor company was comprised of fifty-two weeks.

    The Company's operating results for the forty-eight weeks ended December 28, 1996 have been combined with the operating results of the predecessor company for the four weeks ended January 26, 1996 to compare the year ended December 28, 1996 to the years ended January 3, 1998 and December 30, 1995. The Company's operating results for the year ended December 28, 1996 include the operating results of Sunshine from the acquisition date of June 4, 1996, whereas the year ended January 3, 1998 includes the operating results of Sunshine for the entire year. Additionally, the Company's operating results have been restated to reflect the Merger as if it had been effective January 26, 1996.

    For the year ended December 30, 1995, the financial results of the predecessor company include the operating results of the Salty Snacks business. The Salty Snacks business was liquidated by prior management in connection with the Keebler acquisition. The 1995 results of operations include net sales of $135.7 million and a loss from operations of $25.6 million related to the Salty Snacks business. The 1995 operating results for the Salty Snacks business excluded an allocation of the fixed portion of selling, distribution, and general administrative expenses. In addition, the December 30, 1995 financial results of the predecessor company also include the results of operations of the Frozen Food businesses presented as a discontinued operation.

    The Company's results of operations, expressed as a percentage of net sales, for the last three years ended January 3, 1998, December 28, 1996, and December 30, 1995 are set forth below:

                                                                                      Years Ended
                                                                    ------------------------------------------------
                                                                      January 3,      December 28,     December 30,
                                                                         1998            1996              1995
                                                                    --------------   --------------   --------------
NET SALES .......................................................         100.0%           100.0%           100.0%
 COSTS AND EXPENSES:
   Cost of sales.................................................          43.0             47.5             47.3
   Selling, marketing, and administrative expenses...............          49.7             49.6             56.0
   Loss on impairment of Salty Snacks business ..................            --               --              5.5
   Other.........................................................           0.5              0.4             (0.1)
                                                                    --------------   --------------   --------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS........................           6.8              2.5             (8.7)
 INTEREST EXPENSE, NET...........................................           1.6              2.2              1.8
                                                                    --------------   --------------   --------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
    EXPENSE......................................................           5.2              0.3            (10.5)
   Income tax expense............................................           2.2              0.8               --
                                                                    --------------   --------------   --------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
    ITEM ........................................................           3.0             (0.5)           (10.5)
 DISCONTINUED OPERATIONS:
   Income from operations of discontinued Frozen Food businesses,
     net of tax..................................................            --               --              0.5
   Gain on disposal of discontinued Frozen Food businesses,
     net of tax .................................................            --              1.1               --
                                                                    --------------   --------------   --------------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ........................           3.0              0.6            (10.0)
 EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of tax..............           0.3              0.1               --
                                                                    --------------   --------------   --------------
 NET INCOME (LOSS)...............................................           2.7%             0.5%           (10.0)%
                                                                    ==============   ==============   ==============

    COMPARISON OF FISCAL 1997 TO 1996

    NET SALES. Net sales of $2,065.2 million in 1997 were $318.0 million, or 18.2%, higher than net sales of $1,747.2 million in 1996. The growth in net sales for 1997 was achieved through incremental sales from both the Sunshine acquisition and increased volumes. Sunshine results for 1996 were only included from the acquisition date of June 4, 1996. In 1996, net sales of Sunshine for the twenty-two weeks ended June 4, 1996 were $229.8 million. Sunshine net sales, in a full year-on-year comparison, were 27.3% and 29.6% of total Company net sales in 1997 and 1996, respectively. In addition to the incremental revenue associated with the Sunshine acquisition, increased volumes in 1997 provided 4.5% growth in net sales over the prior year. The volume growth was achieved through emphasis on more profitable cookie and cracker products, while discontinuing or repositioning less strategic products, and the introduction of new products and line extensions.

    GROSS PROFIT. Gross profit in 1997 of $1,177.2 million was $259.0 million higher than the prior year and 4.5 percentage points better as a percent of net sales. The increase in gross profit in 1997 was due to higher sales, lower commodity and package material prices, and the implementation of cost reduction and productivity programs. Of the total improvement, approximately 64.5% was attributed to incremental sales associated with both the Sunshine acquisition and increased volume. The balance of the improvement was achieved through a more profitable sales mix and cost savings and productivity improvements achieved mainly through further automation of the manufacturing facilities and higher capacity utilization attributed to streamlining the manufacturing facilities. The shift toward higher margin brands benefited gross profit by $11.8 million compared to the prior year. Also contributing to the increase in gross profit in 1997 were lower prices paid for raw materials, particularly for flour and soybean oil, and lower prices paid for package materials, primarily for cartons, corrugated cardboard, and flexible film.

    SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. Selling, marketing, and administrative expenses for 1997 of $1,026.2 million, or 49.7% of net sales, increased $160.0 million from 1996, but remained relatively stable as a percent of net sales. Spending rose in 1997 due to both the impact of higher sales and increased marketing expense. The impact of higher sales contributed $126.9 million to the increase in selling, marketing, and administrative expenses. Marketing expense represented 23.8% of net sales in 1997 compared to 22.2% in 1996. The higher spending rate in 1997 was due to increased brand-building national advertising and consumer promotions which were up $29.2 million over the prior year. The increased spending as a result of these factors, along with inflation, was offset by the impact of higher volumes in a more efficient, relatively fixed cost, selling and distribution network. Therefore, selling, marketing, and administrative expenses as a percent of net sales remained comparable to the prior year.

    OTHER. Other expense for 1997 was $2.3 million, or 32.0%, higher than 1996 due to higher bank fees and amortization of intangibles. Bank fees in 1997 were higher than the prior year due to several amendments to the Company's financing agreement. Other expense for 1997 included a full year of amortization of trademarks and goodwill recorded as part of the Sunshine acquisition compared to only twenty-eight weeks in 1996.

    INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations of $141.4 million was $96.7 million higher than 1996. The improvement was attributed to a 18.2% increase in net sales driven by volume growth compounded by enhanced gross margins resulting from a more profitable mix, cost reductions, and improved productivity. Total benefits realized more than offset incremental marketing and amortization expense.

    INTEREST EXPENSE. Interest expense of $33.8 million for 1997 was $4.5 million lower than in 1996, primarily due to a lower average debt balance in 1997. The decrease in the average debt balance was the result of principal pre-payments of $113.8 million on the term loans and a $29.0 million pre-payment of the Seller Note. In addition, the weighted average interest rate for 1997 was
0.28 percentage points lower than the 1996 weighted average rate.

    INCOME TAXES. Income taxes for the year were provided at an effective tax rate of 42%. The effective tax rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, and goodwill. In 1996, the effective tax rate for the forty-eight weeks ended December 28, 1996 was 44.2% and was higher than the 1997 rate due to a preliminary estimate of nondeductible expenses. Income tax expense was not provided for during the first four weeks of 1996. As part of the Keebler acquisition, the

Company adjusted the valuation allowance on deferred taxes by $25.1 million to reflect the elimination of certain deferred tax assets revalued in the purchase price allocation. The Company carried a deferred tax valuation allowance of $84.4 million at January 3, 1998 and December 28, 1996 to provide for the uncertainty in realizing the deductibility of deferred tax assets recognized. Pursuant to the terms of the Keebler acquisition, the predecessor company retained the right to use the net operating losses for potential carrybacks. Any unused operating losses are then available to Keebler, but are significantly restricted under current tax law. Therefore, all net operating loss carryforwards have been fully reserved due to the uncertainty of their realization.

    DISCONTINUED OPERATIONS. In 1995, the predecessor company adopted plans to discontinue the operations of the Frozen Food businesses, and in the first four weeks of 1996, a gain of $18.9 million, net of income taxes, was recognized on the disposal of the Frozen Food businesses.

    EXTRAORDINARY ITEM NET OF INCOME TAXES. In 1997 and 1996, Keebler recorded extraordinary charges net of tax of $5.4 million and $1.9 million, respectively. In 1997, $3.8 million of the extraordinary charges, net of tax, related to the write-off of debt issuance costs associated with the early retirement of the term loans. An additional $1.6 million net of tax extraordinary charge was recorded due to a loss on the early extinguishment of the Seller Note entered into at the time of the Keebler acquisition. In 1996, the $1.9 million extraordinary charge, net of tax, related to the write-off of debt issuance costs associated with the $125.0 million early extinguishment of increasing rate notes.

    NET INCOME (LOSS). Net income of $57.0 million in 1997 was $47.7 million higher than net income of $9.3 million for 1996. The substantial growth in net income was the result of increased volume, the inclusion of the Sunshine business for the entire year, improved gross margins, and savings achieved by leveraging the fixed cost structure of the sales and distribution network.

    COMPARISON OF FISCAL 1996 TO 1995

    NET SALES. Net sales in 1996 increased $168.6 million, or 10.7%, over 1995. The 1996 net sales included Sunshine revenues of $291.2 million, while net sales in 1995 included sales of the Salty Snacks business of $135.7 million. After adjusting for these changes in the Company's business, the year-on-year sales increase was up $13.1 million. Along with achieving this growth, the Company also shifted its sales focus to more profitable products. The new focus was accomplished through selected price increases on Keebler branded cookie and cracker products, a more targeted marketing emphasis, new products, and the discontinuation of weaker products. While volumes in 1996 were relatively flat compared to volumes in 1995, higher revenues were achieved through these changes in product mix and selected price increases. Temporary volume decreases in sales to convenience stores, associated with a change in the selling organization and product discontinuations, were offset by volume gains from new products and broadened distribution.

    GROSS PROFIT. Gross profit as a percentage of net sales for 1996 was 52.6% compared to 52.7% in 1995. While gross margins were down slightly year-on-year, this belies the significant improvements that were achieved. The change in sales mix noted above, resulted in an emphasis on more profitable volume. However, the value-added products emphasized as part of the 1996 sales strategy carried higher production costs than the products sold in 1995. The impact on gross profit of this change in sales mix along with higher flour prices contributed to higher cost of sales in 1996 versus 1995. Gross profit margins in 1996 also reflect the inclusion of Sunshine products, which historically carried a lower gross margin than Keebler products. The impact of higher costs was more than fully offset by increasing capacity utilization, cost reductions at the bakeries, as well as lowering scrap levels and achieving a more balanced production. In addition, reductions in bakery overhead staffing and a more efficient balancing of internal and co-packing arrangements achieved a lower cost of production.

    SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. Selling, marketing, and administrative expenses decreased $18.3 million and improved by 6.4 percentage points as a percent of net sales in 1996 compared to 1995. Included in 1996 expenses were selling, marketing, and administrative expenses of $131.9 million directly attributable to the Sunshine business; while 1995 included expenses of $87.4 million directly associated with the Salty Snacks business (excluding allocation of the fixed portions of selling, distribution, and administrative expenses). Excluding these influences, selling, marketing, and administrative expenses decreased in 1996 compared to 1995 by $62.8 million. The improvement was principally accomplished through a targeted marketing plan behind Keebler products and Keebler's cost reduction program to rationalize the selling and administrative cost structure. In 1996, the Company's focus on spending for trade promotions at the store level resulted in higher trade allowances which were more than offset by the $49.5 million decrease in national advertising and consumer promotions. The cost reductions in the selling and administrative structures were achieved primarily through headcount reductions of approximately 1,740 and changing from a relatively higher cost step-van selling organization to independent distributors to serve the convenience store channel. A decrease in research and development costs of $9.6 million was primarily attributed to headcount reductions, more focused new product programs in 1996, and lower project activity due in part to the liquidation of the Salty Snacks business prior to the Keebler acquisition. The cost reductions more than offset increased administrative expenses of management incentives and increased depreciation as a result of the Keebler and Sunshine acquisitions.

    OTHER. Other income and expense for 1996 was $7.2 million compared to $1.4 million of income for 1995. Other expense in 1996 consisted of $5.2 million of amortization resulting from both the Keebler and Sunshine acquisitions and bank service charges. In 1995, other income and expense consisted of $1.7 million of amortization expense, $1.4 million of miscellaneous expenses and bank service charges, and other income of $4.5 million representing the gain on the sale of interests in certain logos, trade names, trademarks, and service marks registered or pending registration in Australia, New Zealand, Asia, and Europe.

    INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations was $44.7 million in 1996, an improvement of $182.5 million over the loss from continuing operations for 1995. After adjusting the 1995 net operating loss of $137.9 million for the $25.6 million loss in the Salty Snacks business and the impairment write down of $86.5 million associated with that business, the earnings improvement in 1996 over 1995 was $70.5 million. The turnaround resulted from improved gross margins on Keebler brands, more efficient marketing expenditures, and cost savings achieved in sales and distribution and corporate overhead. The cumulative savings from these initiatives more than offset incremental depreciation and amortization expense totaling $9.7 million recorded as a result of the Keebler and Sunshine acquisitions.

    INTEREST EXPENSE. For 1996, net interest expense was $38.4 million compared to $28.3 million in 1995. The increase was due to the amortization of debt issuance costs and higher overall borrowings carrying a higher average interest rate as compared to the prior year.

    INCOME TAXES. The Company provided for income taxes at an effective tax rate of 44.2% for the forty-eight weeks ended December 28, 1996. The predecessor company did not provide for any income tax expense for the four weeks ended January 26, 1996. The effective tax rate was higher than the statutory rate because of nondeductible expenses (principally, amortization of intangibles, including trademarks, trade names, and goodwill). In 1995, there was no current provision for income taxes due to operating losses incurred and the inability to carryback the losses to recover taxes paid in prior years. As part of the Keebler acquisition, the Company adjusted the valuation allowance on deferred taxes by $25.1 million to reflect the elimination of certain deferred tax assets revalued in the purchase price allocation. The deferred tax valuation allowance of $84.4 million at December 28, 1996 provided for the uncertainty in realizing the deductibility of deferred tax assets recognized. The predecessor company, pursuant to the terms of the Keebler acquisition, retained the right to use the net operating losses for potential carrybacks. Any unused operating losses are then available to Keebler, but are significantly restricted under current tax law. Therefore, all net operating loss carryforwards have been fully reserved due to the uncertainty of their realization.

    DISCONTINUED OPERATIONS. During 1995, the predecessor company decided to dispose of the Frozen Food businesses and, therefore, presented the operations of those businesses as a discontinued item in the statement of operations. In the first four weeks of 1996, a gain of $18.9 million net of income taxes on the disposal of the Frozen Food businesses was recognized.

    EXTRAORDINARY ITEM NET OF INCOME TAXES. A before-tax extraordinary loss of $3.2 million on the early extinguishment of debt was recorded in the second quarter of 1996. The loss consisted primarily of the write-off of unamortized bank fees incurred when the Company replaced the Keebler acquisition bridge loan with the Notes. The tax benefit on the extraordinary loss was $1.3 million resulting in an after-tax loss of $1.9 million.

    NET INCOME (LOSS). Net income of $9.3 million for 1996 represented a substantial improvement over the $158.3 million net loss for the prior year. The improvement was attributable to operating improvements, the divestiture of the unprofitable Salty Snacks business, and the recognized gain of $18.9 million on the disposition of the Frozen Food businesses.

LIQUIDITY AND CAPITAL RESOURCES

    A condensed cash flow statement of the Company follows:

                                                                   Years Ended
                                                  ------------------------------------------------
                                                    January 3,      December 28,     December 30,
                                                       1998            1996              1995
                                                  --------------   --------------   --------------
                                                                   (IN MILLIONS)
CASH PROVIDED FROM (USED BY)
  Operating activities...........................    $   218.3         $   52.8         $  (61.4)
  Investing activities...........................        (41.5)           (64.9)           (52.6)
  Financing activities...........................       (161.6)            21.1            104.4
                                                  --------------    -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.    $    15.2         $    9.0         $   (9.6)
                                                  ==============    =============    =============


    CASH FLOW FOR 1997

    During 1997, cash provided from operating activities was $218.3 million. The primary contributors to the positive cash flow for the year were net earnings of $57.0 million, a lower investment in trade accounts receivable, and reduced funding of current liabilities and income taxes. Improved accounts receivable collection procedures provided $38.2 million of working capital. The reduced funding of current liabilities was attributable primarily to the timing of payments, while the increase in income taxes payable was attributable to a $47.7 million increase in earnings over the prior year. Partially offsetting these benefits was spending on plant and facility closing costs and severance and the payment of an arbitration award. Spending on plant and facility closing costs and severance relating to exit costs associated with the Keebler and Sunshine acquisitions, although down from the prior year, accounted for $13.7 million of cash used by operations for the year ended January 3, 1998. Spending on plant and facility closing costs and severance is expected to conclude by the end of 1998, with the exception of noncancellable lease obligations which are expected to continue until 2004. In addition, the Company paid an arbitration award regarding a contract production arrangement, which was entered into by the predecessor company, in the amount of $6.8 million plus legal fees.

    Cash used by investing activities of $41.5 million for 1997 was primarily used to fund capital expenditures. Capital spending of $48.4 million was made principally to enhance, update or realign the existing production lines, provide distribution and production efficiencies, and to achieve near-term cost savings. Proceeds received from asset disposals of $7.0 million partially offset capital expenditures. The sale of the Santa Fe Springs plant accounted for $3.6 million of the year-to-date proceeds, with the remainder of the proceeds provided mainly from the sale of trucks and machinery and equipment. The Company continues to carry the Atlanta, Georgia manufacturing facility as an asset held for sale and expects the disposition to occur before the end of 1998 without a significant gain or loss.

    Cash used by financing activities in 1997 was $161.6 million. In 1997, the Company entered into an amendment and restatement of the Credit Agreement, proceeds from which were used to extinguish existing term loans under the Credit Agreement of $153.6 million. The extinguishment was funded primarily by a draw down on the revolving loan facility and $109.8 million under a new term loan, in each case under the Credit Agreement. During 1997, the draw down on the revolving loan facility was completely repaid. Additionally, in the fourth quarter of 1997, the Company extinguished $29.0 million of debt related to the Seller Note and made $70.0 million in principal pre-payments on the term loan under the Credit Agreement using existing cash resources. Scheduled principal payments of $18.7 million were made during the year on the term loan and other debt.

    CASH FLOW FOR 1996 AND 1995

    Cash provided from operating activities increased $114.2 million in 1996 over the cash used in operations in 1995. The significant increase reflects the net earnings improvement along with improved working capital management. Adjusting the 1995 net loss of $158.3 million by both the $86.5 million loss recorded on the impairment of the Salty Snacks business and the Salty Snacks business operating loss of $25.6 million, yields a 1995 net loss of $46.2 million compared to 1996 net income of $9.3 million. The net earnings improvement of $55.5 million was achieved through increased revenues attributed to price increases, a more profitable sales mix, and cost reductions. Lower costs resulted from lower fixed overhead, reduced selling, distribution, and administrative expense resulting from headcount reductions, and more effective marketing spending. The improved cash provided by working capital resulted from a sustained improvement in cash collections of accounts receivable and higher accounts payable. The additional cash provided from working capital more than funded the combined $41.3 million of spending on plant and facility closing costs and severance, as a result of actions in connection with the Keebler and Sunshine acquisitions. Keebler believes that spending on plant and facility closing costs and severance should be substantially completed over the next two years. Only noncancellable lease obligations are expected to exceed such two-year time frame.

    Cash used by investing activities was $64.9 million in 1996 compared to $52.6 million in 1995. The cash used in 1996 was directly attributable to the $142.7 million used to finance the Sunshine acquisition. Offsetting this use of cash was the receipt of $32.6 million working capital adjustment paid by UB Investments (Netherlands) B.V. in connection with the Keebler acquisition and a $67.7 million source of cash received by the predecessor company resulting from the disposition of the Frozen Food businesses. Capital expenditures were $32.6 million and $55.4 million in 1996 and 1995, respectively. In 1996 under current management, capital projects were mostly designed to generate near-term cost savings and to complete the investment in improved management information systems. Capital expenditures in 1996 were down from the prior years reflecting the near completion of the installation of the Company's SAP R/3 management information system and tighter restrictions on additional capital expenditures. The Company believes that the capital expenditure program will continue at a level sufficient to support its strategies and operating needs.

    Cash flow provided from financing activities decreased $83.3 million in 1996 from 1995. In 1996, the $21.1 million cash provided from financing activities was comprised of $220.0 million in long-term debt borrowings of which $95.0 million was used to finance the Sunshine acquisition. An additional $125.0 million of borrowings represents the issuance of the Notes which was done to refinance the bridge loan used to finance the Keebler acquisition. Draw downs and repayments on the revolving loan facility were $37.2 million of which $19.0 million was used to finance a portion of the Sunshine acquisition. The remaining $18.2 million was used to finance working capital requirements. Offsetting these sources was $63.3 million paid by the predecessor company to settle commercial paper and revolving credit obligations and $2.4 million of principal payments on equipment obligations. The cash provided from financing activities of $104.4 million in 1995 was through commercial paper borrowings used to finance operating losses, capital expenditures, and cash spent on restructuring initiatives.

LIQUIDITY

    The Company's liquidity in 1997 and 1996 was provided from a revolving loan facility. In 1996 available borrowings under the revolving loan facility were $155.0 million which was reduced to $140.0 million in 1997. Borrowings under the revolving loan facility in 1997 and 1996 were $32.8 million and $37.2 million, respectively, all of which had been repaid as of January 3, 1998 and December 28, 1996. In 1995, borrowings for the predecessor company were provided by a $200.0 million commercial paper program and a revolving credit agreement. Both the commercial paper program and revolving credit agreement were no longer available after the Keebler acquisition.

    Capital expenditures for 1998 are expected to be approximately $50.0 million, up nearly $2.0 million from 1997. The majority of capital spending in 1998 will be used to increase the automation in production and distribution facilities to obtain cost savings. The Company anticipates that capital expenditures will be funded from cash provided by working capital.

    The Company historically has not paid dividends, currently does not anticipate paying dividends, and intends to retain all future earnings to fund the development and growth of the business. The existing Credit Agreement and the Notes place limitations on the Company's ability to pay dividends or make other distributions on its common stock. Additionally, the Credit Agreement requires the Company to meet certain financial covenants including net worth; earnings before interest, taxes, depreciation, and amortization; and cash flow and interest coverage ratios. In 1997 and 1996, the Company met all financial covenants in all of its financing agreements. Total debt was $298.8 million, $457.9 million, and $437.6 million as of January 3, 1998, December 28, 1996, and December 30, 1995, respectively. Current maturities on the total debt outstanding were $26.4 million, $18.6 million, and $286.5 million as of such respective dates. Cash and cash equivalents on January 3, 1998, December 28, 1996, and December 30, 1995 were $27.2 million, $12.0 million, and $3.0 million, respectively.

    Concurrent with the Offering, Bermore exercised a warrant in exchange for 6,135,781 shares of common stock. The exercise of the warrant resulted in the Company receiving $19.8 million of cash proceeds on February 3, 1998. At the time of the Offering, the Company was also required to make an offer to the holders of the Notes to purchase the Notes at 101% of the principal amount. None of the holders sold into the change of control offer on the Notes. The Company believes that available cash, as well as existing credit facilities, are sufficient to meet the Company's normal operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective in fiscal year 1998. The new statement establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The statement requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The Company has not yet determined the impact the new statement may have on disclosures in the consolidated financial statements.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective in fiscal year
1999. The new statement revises standards for public companies to report information about segments of the business and also requires disclosure of selected segment information in quarterly financial reports. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact the new statement may have on disclosures in the consolidated financial statements.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective in fiscal year 1998. The new statement improves disclosures about pensions and other postretirement benefits to provide information to analyze: the benefit obligation, the fair value of the plan assets, and changes to the obligation and fair value of plan assets, including unrecognized gains and losses. In addition, the statement provides information on the quality of earnings, including recognized and unrecognized amounts used when projecting benefit costs and earnings of future periods. The Company has not yet determined the impact the new statement may have on disclosures in the consolidated financial statements.

    The FASB also issued certain other disclosure-related accounting pronouncements during 1997. While these new statements are effective for future reporting periods, the Company does not anticipate they will have any significant impact on the consolidated financial statements.

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

SELF INSURANCE

    The Company purchases insurance coverage for worker's compensation, general, product, and vehicle liability maintaining certain levels of retained risk (self-insured portion). Potential losses relating to claims under the self-insured portion of the policies are accrued in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies." There are no unasserted claims that require a reserve or disclosure in accordance with SFAS No. 5.

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


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following are the executive officers of the Company:

    SAM K. REED, 51. Mr. Reed has been the President, Chief Executive Officer, and Director of the Company since the Keebler acquisition in January 1996. Mr. Reed has twenty-four years of experience in the snack and baking industries. From January 1994 to January 1995 he served as Chief Executive Officer of Specialty Foods Corporation's $450 million Western Bakery Group division. Prior to that, he was President and Chief Executive Officer of Mother's Cake and
Cookie Co. from 1991 to 1994, and held Executive Vice President positions at Wyndham Bakery Products from 1988 to 1990 and Murray Bakery Products from 1985 to 1988. Mr. Reed managed a natural foods company from 1984 to 1985, which later became The Quaker Oats Company's rice cake division. He started his career in
1974 with Oroweat Foods Company where he spent ten years in finance, manufacturing, and general management. Mr. Reed received a B.A. from Rice University and an M.B.A. from Stanford University.

    DAVID B. VERMYLEN, 47. Mr. Vermylen has been the President-Keebler Brands since the Keebler acquisition in January 1996. Mr. Vermylen manages Keebler's branded biscuits, pie crust, and imported products sector. He has twenty-three years experience in marketing consumer packaged goods including cookies, cereals, beverages, and convenience foods. In 1995, he served as Chairman, President, and Chief Executive Officer of Brothers Gourmet Coffee, a publicly traded specialty beverage manufacturer and retailer. He served as President and Chief Operating Officer from 1994 to 1995 and Vice President-Marketing from 1991 to 1993 at Mother's Cake and Cookie Co. Mr.

Vermylen spent fourteen years in product management at General Foods from 1974 to 1988 managing a variety of businesses, including serving as Vice President of Marketing for Post Cereals. Mr. Vermylen was also a founding partner of a consulting firm specializing in food marketing and grocery distribution. He holds a B.A. in economics from Georgetown University and an M.B.A. from New York University.

    E. NICHOL MCCULLY, 43. Mr. McCully has been the Chief Financial Officer and Senior Vice President Finance of the Company since the Keebler acquisition in January 1996. Mr. McCully has over ten years experience as a senior financial executive in the food industry, most recently as group Chief Financial Officer for the Western Bakery Group division of Specialty Foods Corporation from 1993 to 1995. Mr. McCully was Vice President-Finance for Mother's Cake and Cookie Co. from 1991 until its acquisition by Specialty Foods Corporation in 1993. From 1990 to 1991, he was Vice President-Finance, and from 1988 to 1990, he was Controller for Spreckels Sugar Co. Prior to entering the food industry, Mr. McCully held financial management positions with Triad Systems Corporation and Wells Fargo Leasing Corporation, and he has auditing experience with Arthur Andersen & Co. Mr. McCully received a B.A. from the University of California at Berkeley and an M.B.A. from the University of California at Los Angeles. Mr. McCully is also a Certified Public Accountant.

    JACK M. LOTKER, 54. Mr. Lotker has been President-Specialty Products of the Company since the Keebler acquisition in January 1996. Mr. Lotker has worked in the food industry for twenty-three years, most recently at Homeland Stores of Oklahoma from 1988 to 1995. His experience in the baking industry and with DSD distribution systems includes two years at CPC International as Vice President and General Manager of Dry Products from 1986 to 1988 and eight years at Arnold Food Company as Vice President and Group Executive from 1978 to 1986. Mr. Lotker headed the American Bakers Association Industrial Relations Committee from 1983 to 1986 and has an extensive knowledge of the interaction among food retailing, wholesale bakery distribution, and unionized bakery operations. Mr. Lotker received his B.A. from Queens College and his M.B.A. from Long Island University.

    JAMES T. WILLARD, 57. Mr. Willard has been Senior Vice President-Operations of the Company since July 1996. With thirty-three years experience in the food industry, Mr. Willard most recently was Senior Vice President at Nabisco Biscuit Co. from 1993 to 1996, and Senior Vice President-Operations and Technical Services at Nabisco Specialty Products Division from 1991 to 1993. From 1988 to 1991, Mr. Willard was Senior Vice President-Operations at ALPO Pet Foods, Inc., and Mr. Willard was Senior Vice President-North American Operations at Cadbury Schweppes, Inc. from 1986 to 1988. Prior to those assignments, Mr. Willard held various positions at Nestle Foods Corporation from 1964 to 1986. These positions were Vice President-U.S. Chocolate Manufacturing (1983 to 1986), General
Manager-Chocolate Manufacturing (1980 to 1983 and 1975 to 1978), General Manager-Fruits, Tomatoes & Meats (1978 to 1980), Division Manager-Manufacturing (1971 to 1975), Assistant Manager-Quality Control (1970 to 1972), and Microbiologist and Chemist-Regional Laboratory (1964 to 1970). Mr. Willard received a B.S. from Capital University and an M.S. from Ohio State University.

    THOMAS E. O'NEILL, 43. Mr. O'Neill has been Vice President, Secretary, and General Counsel of the Company since December 1996. Mr. O'Neill has spent more than twelve years in the food industry, most recently serving as Vice President and Division Counsel for the Worldwide Beverage Division of The Quaker Oats Company from December 1994 to December 1996. In that position, Mr. O'Neill was responsible for all legal matters in both domestic and international markets concerning the $2 billion division. Mr. O'Neill was Vice President and Division Counsel of the Gatorade Worldwide Division of The Quaker Oats Company from 1991 through 1994. Prior to joining Quaker Oats in 1985, Mr. O'Neill spent three years with Winston & Strawn, a law firm based in Chicago. Mr. O'Neill received both his B.A. and J.D. from the University of Notre Dame. He also completed additional work in the executive management program at Harvard University's Graduate School of Business.

    JAMES T. SPEAR, 43. Mr. Spear has been Vice President Finance and Corporate Controller of the Company since July 1995. He originally joined Keebler in February 1992 as Corporate Controller. Before starting with the Company, Mr. Spear was Chief Financial Officer of Kirkland & Ellis from 1989 to 1991. From 1979 to 1989, he was with Price Waterhouse as both an auditor and consultant, mainly with clients in the food industry. Mr. Spear holds a B.A. from Miami University and an M.B.A. from Indiana University Graduate School of Business. Mr. Spear is also a Certified Public Accountant.

    HARRY J. WALSH, 42. Mr. Walsh has been Vice President-Corporate Planning and Development of the Company since January 1997, and was the Chief Operating Officer of Sunshine from June 1996 to January 1997. Mr. Walsh has sixteen years of experience with baking and snack food companies with DSD systems, most recently as Vice President for G.F. Industries, Inc. from 1995 to 1996. From 1994 to 1995, he was President and Chief Operating Officer, and from 1993 to 1994, Chief Financial Officer for Granny Goose Foods, Inc. Mr. Walsh served as Vice President-Operations for Bell Carter Distributing Company from 1992 to 1993, Chief Financial Officer for San Francisco French Bread Co. from 1991 to 1992 and Vice President-Finance for Mother's Cake and Cookie Co. from 1985 to 1991. From 1983 to 1985, he was Vice President-Finance, and from 1981 to 1983, Controller for Salerno Megowen Biscuit Company. Prior to entering the food industry, Mr. Walsh was an auditor with Arthur Andersen & Co. Mr. Walsh received a B.A. from the University of Notre Dame and is a Certified Public Accountant.

    All executive officers serve at the pleasure of the Board of Directors.

    There is no family relationship between any of the executive officers of the Company.

    The following sets forth the names, ages, other positions and offices held, and a brief account of the business experience of each of the Company's directors. Members of the Board of Directors with a term expiring on the date of the 1999 annual meeting of the shareholders of the Company are Messrs. G. Anthony Campbell, Amos R. McMullian, Wayne H. Pace, and Sam K. Reed. Members of the Board of Directors with a term expiring on the date of the 2000 annual meeting of the shareholders of the Company are Messrs. Franklin L. Burke, C. Martin Wood III, and Jimmy M. Woodward. Members of the Board of Directors with a term expiring on the date of the 2001 annual meeting of the shareholders of the Company are Messrs. Johnston C. Adams, Jr., Robert P. Crozer, Raymond Debbane, and Sacha Lainovic. Directors can be removed from office only by an affirmative vote of a majority of holders of common stock. Unless otherwise noted, no director of the Company serves as a director of any other company whose securities are registered under the Securities Exchange Act of 1934.

    ROBERT P. CROZER, 51. Mr. Crozer was elected Chairman of the Board of Directors of Keebler in February 1998. Mr. Crozer has been a Director of Keebler since March 1996. Mr. Crozer has served as Vice Chairman of the Board of Directors of Flowers since 1989. He joined Flowers in 1973 and has been a director of Flowers since 1979. Mr. Crozer served as Vice President-Marketing of Flowers from 1985 to 1989, Corporate Director of Marketing Planning of Flowers from 1979 to 1985, as well as President and Chief Operating Officer, Convenience Products Group of Flowers from 1979 to 1989.

    SAM K. REED, 51.  See "Executive Officers," above.

    JOHNSTON C. ADAMS, JR., 49. Mr. Adams was elected Director of Keebler in February 1998. Mr. Adams has served as Chairman and Chief Executive Officer of AutoZone, Inc. ("AutoZone") since March 1997. He has been a Director of AutoZone since 1996. Mr. Adams had been President and Chief Executive Officer of AutoZone since December 1996, and Vice Chairman and Chief Operating Officer of AutoZone since March 1996. Previously, in 1995, he was Executive Vice President-Distribution. From 1990 to 1994, Mr. Adams was a co-owner of Nicotiana Enterprises, Inc., a company primarily engaged in food distribution. From 1983 to 1990, Mr. Adams was President of the Miami Division of Malone & Hyde, Inc., the former parent company of AutoZone.

    FRANKLIN L. BURKE, 56. Mr. Burke was elected Director of Keebler in February 1998. Mr. Burke has been a Director of Flowers since 1994 and a private investor since 1991. Mr. Burke is also a Director of William Bird & Co. He is the former Senior Executive Vice President and Chief Operating Officer of Bank South Corp.
(OTC), Atlanta, Georgia, and the former Chairman and Chief Executive Officer of Bank South, N.A., the principal subsidiary of Bank South Corp. From 1993 through 1994, Mr. Burke was employed as an advisor by the J.B. Fuqua Foundation, Inc.

    G. ANTHONY CAMPBELL, 45. Mr. Campbell was elected Director of Keebler in February 1998. Mr. Campbell has been General Counsel and Secretary of Flowers since January 1985. He has been a Director of Flowers since 1991. Mr. Campbell joined Flowers in 1983 as Assistant General Counsel.

    RAYMOND DEBBANE, 43. Mr. Debbane has been a Director of Keebler since May 1996. Mr. Debbane has served as the President of The Invus Group, Ltd. ("INVUS"), the U.S. investment advisor for Artal, since 1985. From 1982 to 1985, Mr. Debbane was a Manager in the Paris office of The Boston Consulting Group, where he was employed since 1979. Since May 1997, Mr. Debbane has been a director of Artal Group S.A., a privately-held Luxembourg company and the parent company of Artal.

    SACHA LAINOVIC, 41. Mr. Lainovic has been a Director of Keebler since March 1996. Mr. Lainovic has served as an Executive Vice President of INVUS since
1985. Mr. Lainovic was a Manager in the Paris office of The Boston Consulting Group from 1984 to 1985, where he was employed since 1981.

    AMOS R. MCMULLIAN, 60. Mr. McMullian has been a Director of Keebler since March 1996. Mr. McMullian has served as Chief Executive Officer of Flowers since April 1981 and Chairman of the Board of Directors of Flowers since January 1985. Since joining Flowers in 1963, Mr. McMullian has also served as assistant controller, data processing coordinator, assistant plant manager, plant manager, plant president, regional vice president, and President of the Bakery and Snack Groups. In 1976, he was appointed President and Chief Operating Officer of Flowers and was elected to the Board of Directors of Flowers. He served as Vice Chairman of the Board of Directors of Flowers from 1984 to 1985.

    WAYNE H. PACE, 51. Mr. Pace was elected Director of Keebler in February 1998. Mr. Pace has served as Executive Vice President-Chief Financial and Administrative Officer of Turner Broadcasting Systems, Inc. ("TBS") since
October 1996. From July 1993 until October 1996, Mr. Pace served as Vice President-Finance and Chief Financial Officer of TBS. Mr. Pace was a partner at Price Waterhouse from 1981 until he joined TBS in July 1993.

    C. MARTIN WOOD III, 54. Mr. Wood has been a Director of Keebler since March 1996. Mr. Wood has served as Senior Vice President and Chief Financial Officer of Flowers since September 1978. Mr. Wood joined Flowers in 1970 as Director of New Product Development. He was appointed Director of Marketing Services of
Flowers the following year, Director of Finance in 1973, and Vice President-Finance in 1976. Mr. Wood has been a Director of Flowers since 1975.

    JIMMY M. WOODWARD, 37. Mr. Woodward was elected Director of Keebler in February 1998. Mr. Woodward has served as Treasurer of Flowers since 1997. He was promoted to Assistant Treasurer in 1990 after joining Flowers as a Tax
Manager in 1985. Prior to his employment at Flowers, Mr. Woodward worked as a Tax Supervisor at Coopers & Lybrand. Mr. Woodward is also a Certified Public Accountant.

    Messrs. Robert P. Crozer and C. Martin Wood III are brothers-in-law. Messrs. Raymond Debbane and Sacha Lainovic were elected to the Board of Directors pursuant to a contractual agreement between Artal and Flowers.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Audit Committee is responsible for reviewing the Company's accounting controls and recommending to the Board of Directors the engagement of the Company's outside auditors. The members of the Audit Committee as of the end of 1997 were Messrs. Robert P. Crozer and Christopher J. Sobecki. In connection with the Offering, Mr. Sobecki tendered his resignation from the Board of Directors of the Company. Subsequent to the Offering, the members of the Audit Committee are Messrs. Johnston C. Adams, Jr. and Wayne H. Pace.

    The Compensation Committee is responsible for reviewing and approving the amount and type of consideration to be paid to senior management. As of the end of 1997, the members of the Compensation Committee were Messrs. Robert P. Crozer, Raymond Debbane, and Sam K. Reed. In connection with the Offering, the Company's Compensation Committee was reconstituted to include Messrs. Johnston
C. Adams, Jr., Franklin L. Burke, Raymond Debbane, and Wayne H. Pace.

    The Executive Committee of the Company is empowered to take certain actions on behalf of the Board of Directors pursuant to powers granted to it by the Company's By-Laws or by direction of the Board of Directors as authorized from time to time. The members of the Company's Executive Committee are Messrs. G. Anthony Campbell, Robert P. Crozer, Raymond Debbane, Amos R. McMullian, and Sam
K. Reed.

    The Nominating Committee evaluates and recommends to the Board of Directors candidates for directors. The members of the Nominating Committee are Messrs. Franklin L. Burke, Robert P. Crozer, Sacha Lainovic, and C. Martin Wood III.


ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation that was paid to the top five executive officers of the Company in 1997 and 1996 (the "Named Executive Officers") and the number of shares of the common stock underlying options to purchase shares of the common stock issued pursuant to the 1996 Stock Purchase and Option Plan for Key Employees of INFLO Holdings Corporation and Subsidiaries, as amended (the "1996 Stock Option Plan"), that have been granted to date for services in all capacities to be rendered to the Company. Keebler paid no remuneration to its current executive officers prior to the Keebler acquisition.

                                                     SUMMARY COMPENSATION TABLE
                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                     -------------
                                                 ANNUAL COMPENSATION                    AWARDS
                                      -------------------------------------------    -------------
                                                                                      SECURITIES
                                                                     OTHER            UNDERLYING
     NAME AND                         SALARY ($)                     ANNUAL            OPTIONS/         ALL OTHER
     PRINCIPAL POSITION       YEAR        (1)        BONUS($)    COMPENSATION ($)       SARS(#)       COMPENSATION($)
     ------------------       ----    ----------   ------------  ----------------    -------------    ---------------

     Sam K. Reed............   1997     $650,000     $1,098,500         (2)                 --          $  4,750 (4)
       President and Chief     1996     $650,000     $  845,000     $167,818 (3)       1,289,813             --
       Executive Officer

     David B. Vermylen......   1997     $341,302     $  355,000         (2)                 --          $  4,750 (4)
       President - Keebler     1996     $325,000     $  300,000     $ 66,545 (3)         300,956             --
       Brands

     E. Nichol McCully......   1997     $270,010     $  280,800         (2)                 --          $  4,750 (4)
       Senior Vice President   1996     $240,000     $  250,000     $ 77,029 (3)         300,956             --
       Finance and Chief
       Financial Officer

     Jack M. Lotker.........   1997     $260,000     $  187,200         (2)                 --          $  4,750 (4)
       President - Specialty   1996     $240,000     $  211,200     $ 87,650 (3)         300,956             --
       Products

     James T. Willard.......   1997     $294,008     $  211,700         (2)                 --          $  4,750 (4)
       Senior Vice             1996     $280,000     $  271,581     $121,565 (3)         300,956             --
       President - Operations

------------

(1) Amounts listed for the Named Executive  Officers are annual base salaries,  including  amounts to be deferred in accordance with any deferred salary option plan of the Company.

(2) Perquisites and other personal benefits,  securities,  and property in the aggregate do not exceed the threshold reporting level of the lesser of $50,000 or 10% of total salary and bonus reported for the Named Executive Officers.

(3) Includes amounts reimbursed during the fiscal year for the payment of taxes related to relocation  reimbursements.  For 1996 the amounts are: Mr. Reed, $140,515; Mr. Vermylen, $42,330; Mr. McCully, $53,604; Mr. Lotker, $63,496; and Mr. Willard, $95,964.

(4) Represents  company  matching  contributions  to the Named Executive  Officers'  accounts in the Keebler Foods Company  Salaried
    Savings Plan. Vesting occurs 20% per year over five years, based on years of service.


    The table below sets forth certain information with respect to the value of unexercised options held by the Named Executive Officers at the 1997 fiscal year end. No options were granted to or exercised by the Named Executive Officers in fiscal 1997.

                                                  OPTION VALUES AT JANUARY 3, 1998
                                                             NUMBER OF SECURITIES            VALUE OF UNEXERCISED IN-
                                                            UNDERLYING UNEXERCISED            THE-MONEY OPTIONS/SARS
                                                           OPTIONS/SARS AT FY-END(#)                AT FY-END($)
 NAME                                                      EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
 --------------------------------------------------     ------------------------------     ------------------------------
 Sam K. Reed.......................................            300,957 / 988,856                 6,699,303 / 22,011,934
 David B. Vermylen.................................             70,223 / 230,733                  1,563,164 / 5,136,117
 E. Nichol McCully.................................             70,223 / 230,733                  1,563,164 / 5,136,117
 Jack M. Lotker....................................             70,223 / 230,733                  1,563,164 / 5,136,117
 James T. Willard..................................             70,223 / 230,733                  1,563,164 / 5,136,117


    The Company's principal non-contributory defined benefit plan covers qualifying salaried and certain hourly-paid employees who have completed twelve months of service. The Named Executive Officers participate in this plan on the same basis as do approximately 14,300 other eligible participants. Benefit amounts are based on years of service and average monthly compensation for the five highest consecutive years out of the last fifteen years of employment for salaried employees and some hourly employees. Certain hourly groups can have different benefit schedules than salaried participants. The following table illustrates the estimated annual benefits to be paid upon normal retirement at age 65 to individuals in specified compensation and years of service classifications. The table does not reflect benefit limitations contained in the Internal Revenue Code. Pursuant to a separate plan (the "Excess Plan"), supplemental payments in excess of those limitations will be made to participants in order to maintain benefits upon retirement at the levels provided under the defined benefit plan's formula. In addition to the plans noted above, the Company also maintains an unfunded supplemental retirement plan for certain former executives. No current Named Executive Officers are covered by the supplemental plan.

                                                        PENSION PLAN TABLE
                                            ESTIMATED ANNUAL NORMAL RETIREMENT BENEFITS
                      ----------------------------------------------------------------------------------
                                               YEARS OF SERVICE AT NORMAL RETIREMENT(1)
COMPENSATION(2)           10          15          20          25          30          35          40
---------------       ----------  ----------  ----------  ----------  ----------  ----------  ----------
 $  400,000........... $ 58,000    $ 87,000    $116,000    $145,000    $174,000    $203,000   $  232,000
    600,000...........   88,000     132,000     176,000     220,000     264,000     308,000      352,000
    800,000...........  118,000     177,000     236,000     295,000     354,000     413,000      472,000
  1,000,000...........  148,000     222,000     296,000     370,000     444,000     518,000      592,000
  1,200,000...........  178,000     267,000     356,000     445,000     534,000     623,000      712,000
  1,400,000...........  208,000     312,000     416,000     520,000     624,000     728,000      832,000
  1,600,000...........  238,000     357,000     476,000     595,000     714,000     833,000      952,000
  1,800,000...........  268,000     402,000     536,000     670,000     804,000     938,000    1,072,000

------------

(1) Years of service as of January 3, 1998 for the Named Executive  Officers were as follows:  Mr. Reed, Mr. Vermylen,  Mr. McCully, and Mr. Lotker, approximately 2.0 years, and Mr. Willard, approximately 1.5 years. In addition, a separate agreement between Mr.
    Willard and Keebler  provides a minimum  level of benefit to Mr.  Willard based on what he could have been entitled to under his previous employ.

(2) Compensation includes all amounts shown under the columns entitled "Annual Compensation" in the Summary Compensation Table.


COMPENSATION OF DIRECTORS

    As of the end of 1997, directors of the Company received no remuneration for serving as director. Beginning with fiscal year 1998, no director of the Company who is also an employee of Keebler or of Flowers, or who is nominated by Artal, will receive remuneration for serving as a director. The remaining directors, Messrs. Johnston C. Adams, Jr., Franklin L. Burke, and Wayne H. Pace are compensated as follows:

    A $24,000 annual retainer is paid, together with an attendance fee of $1,000 for each Board of Directors meeting and committee meeting. Committee Chairmen receive an additional $3,000 annual payment.

    In connection with the Non-Employee Director Stock Plan, each of the non-employee directors was granted 7,500 fully vested options at an exercise price of $27.44 on February 10, 1998.

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

    The Company entered into an employment agreement with Mr. Sam K. Reed on February 3, 1998 which provides for Mr. Reed's continued employment as the Company's President and Chief Executive Officer, and continued service as a director. Mr. Reed's employment agreement has severance terms identical to those for the other executive officers set forth below. Additionally, the agreement provides that Mr. Reed's cash compensation and future participation in management incentive and option plans is to be set by the Compensation Committee of the Board of Directors, and is based on the compensation of other chief executive officers of branded food companies comparable to Keebler. The Compensation Committee is charged with creating or maintaining a package for Mr. Reed which ranks in the third quartile for chief executives of such companies, but in no event will his cash compensation be less than its level prior to entering the Employment and Severance Agreement. Mr. Reed's employment agreement terminates according to the provisions for termination of the Employment and Severance Agreements in general, as set forth below.

    The other executive officers of the Company (excluding Mr. Reed) have entered into a termination of employment and change of control agreement (the "Employment and Severance Agreements") effective February 3, 1998. Each such Employment and Severance Agreement provides for the continuing employment of the executive for three years on terms and conditions no less favorable than those in effect before entering the Employment and Severance Agreement. If the Company terminates the executive's employment without "cause" or if the executive terminates his own employment for "good reason" (each as defined in the Employment and Severance Agreements), at any time during the term, the executive is entitled to receive continued benefits equal to such employee's annual compensation (including bonus) and continuation of certain benefits for the remainder of the term of the Employment and Severance Agreement, but in no event less than twelve months or, if such termination occurs within two years after a "change of control" (as defined in the Employment and Severance Agreements), in no event less than twenty-four months. In addition, amendments to their 1996 Option Agreements also provides that in the event of (i) the death, normal retirement, or disability of the participant or (ii) termination of the executive's employment with the Company without "cause" or for "good reason" (each as defined in the Employment and Severance Agreements), all remaining unvested options under the 1996 Stock Option Plan will immediately vest with the employee. Each Employment and Severance Agreement also provide that at the option of the Company, under certain circumstances, the employee may not compete for a period of up to one year following termination. Except for the Company's obligations to make payments to the executive upon a change of control, all obligations under the Employment and Severance Agreements will terminate after three years, including the non-competition agreement of the executive.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's on-going Compensation Committee was appointed on February 10, 1998 and is comprised of Messrs. Johnston C. Adams, Jr., Franklin L. Burke, Raymond Debbane, and Wayne H. Pace. Mr. Debbane was elected to the Company's Compensation Committee pursuant to a contractual agreement between Flowers and Artal. Mr. Burke is a member of the Company's Compensation Committee as well as a Director of Flowers.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    In 1997, the Compensation Committee of the Board of Directors established salary and bonus levels for the executive officers of the Company, including the President and Chief Executive Officer, based on a combination of financial performance and subjective criteria. With respect to salary levels, such levels were set subsequent to the Committee's determination of the executive officers' contribution, progress, and development. Bonuses were based on attaining pre-established levels of earnings before interest, taxes, depreciation, and amortization and subjective criteria.

                  Robert P. Crozer, MEMBER
                  Raymond Debbane, MEMBER
                  Sam K. Reed, MEMBER AND CHIEF EXECUTIVE OFFICER OF THE COMPANY

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of common stock as of March 17, 1998 by (i) all persons known by the Company to own beneficially 5% or more of the common stock, (ii) each director of Company who is a shareholder, (iii) the Chief Executive Officer and each of the other Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned by such shareholders.

                                                                                    NUMBER OF       PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNERS                                               SHARES (1)     COMMON STOCK (1)
----------------------------------------------------------------------------    ----------------   ----------------
Flowers Industries, Inc. (2).............................................           46,197,466           55.2%
  1919 Flowers Circle
  Thomasville, Georgia 31757
Artal Luxembourg S.A. (3)................................................           17,228,729           20.6%
  39 Boulevard Royal
  Luxembourg City, Luxembourg 2449
Bermore, Limited (4).....................................................            4,997,770            6.0%
  c/o G.F. Industries, Inc.
  999 Baker Way, Suite 200
  San Mateo, California 94404
Sam K. Reed (5)..........................................................            1,476,119            1.7%
David B. Vermylen (6) ...................................................              310,987            0.4%
E. Nichol McCully (6) ...................................................              310,987            0.4%
Jack M. Lotker (6) ......................................................              310,987            0.4%
James T. Willard (6).....................................................              310,987            0.4%
Johnston C. Adams, Jr. (7)...............................................                8,900             --
Franklin L. Burke (7)....................................................                7,500             --
G. Anthony Campbell......................................................                1,000             --
Robert P. Crozer.........................................................               10,000             --
Wayne H. Pace (7)........................................................                8,500             --
Jimmy M. Woodward........................................................                2,000             --
All directors and executive officers as a group
 (consisting of 18 persons) (8)..........................................            3,158,207            3.7%


------------

(1) Shares   beneficially  owned  and  percentage  of  ownership  are  based  on
    83,730,994 shares of common stock outstanding and exercisable stock options.

(2) Flowers is currently subject to the periodic reporting and other information requirements of the Securities and Exchange Act of 1934 (the "Exchange Act"). Flowers' common stock is listed on the New York Stock Exchange.

(3) The parent entity of Artal is Artal Group. The address of Artal Group is the same as the address of Artal. INVUS serves as Artal's U.S. investment advisor and receives compensation from Artal that is based in part on the performance of Artal's U.S. investments. Since 1985, Artal has completed more than twenty-five acquisitions in the U.S. with INVUS' advice.

(4) Bermore is a privately held Bermuda limited company and the parent of GFI.

(5) Includes 902,869 shares subject to stock options that are currently exercisable; excludes 386,944 shares subject to stock options that are not exercisable.

(6) Includes 210,669 shares subject to stock options that are currently exercisable; excludes 90,287 shares subject to stock options that are not exercisable.

(7) Includes   7,500  shares   subject  to  stock  options  that  are  currently
    exercisable.

(8) Includes 2,038,906 shares subject to stock options that are currently exercisable; excludes 864,174 shares subject to stock options that are not exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.   The   financial  statements  listed  in  the  accompanying  Index to
            Financial Statements and Financial Statement Schedule are filed as part of this report on pages F-2 to F-28.

       2. The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this report on page S-2.

       3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K unless noted otherwise.

(b)    Reports on Form 8-K

       1. Current Report on Form 8-K dated as of November 20, 1997 related to the merger of Keebler Corporation with INFLO Holdings Corporation, with Keebler Foods Company being the surviving corporation.

(c)    Exhibits

       See Exhibit Index at page i.

(d)    Financial Statement Schedule

       See Index to Financial Statements and Financial Statement Schedule on page F-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KEEBLER FOODS COMPANY
                                             (Registrant)

                                        /s/   SAM K. REED
                                        ----------------------------------------
                                        Sam K. Reed
                                        President and Chief Executive Officer

                                        Date:  March 20, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1998.



/s/  SAM K. REED                                                /s/   RAYMOND DEBBANE
----------------------------------------------------------      --------------------------------------------------------
Sam K. Reed                                                     Raymond Debbane
President, Chief Executive Officer, and Director                (Director)
(Principal Executive Officer)


/s/   E. NICHOL MCCULLY                                         /s/   SACHA LAINOVIC
----------------------------------------------------------      --------------------------------------------------------
E. Nichol McCully                                               Sacha Lainovic
Senior Vice President and Chief Financial Officer               (Director)
(Principal Financial Officer)


/s/  JAMES T. SPEAR                                             /s/  AMOS R. MCMULLIAN
----------------------------------------------------------      --------------------------------------------------------
James T. Spear                                                  Amos R. McMullian
Vice President Finance and Corporate Controller                 (Director)
(Chief Accounting Officer)

/s/  JOHNSTON C. ADAMS, JR.                                     /s/  WAYNE H. PACE
----------------------------------------------------------      --------------------------------------------------------
Johnston C. Adams, Jr.                                          Wayne H. Pace
(Director)                                                      (Director)


/s/  FRANKLIN L. BURKE                                          /s/  C. MARTIN WOOD III
----------------------------------------------------------      --------------------------------------------------------
Franklin L. Burke                                               C. Martin Wood III
(Director)                                                      (Director)


/s/  G. ANTHONY CAMPBELL                                        /s/  JIMMY M. WOODWARD
----------------------------------------------------------      --------------------------------------------------------
G. Anthony Campbell                                             Jimmy M. Woodward
(Director)                                                      (Director)


/s/  ROBERT P. CROZER
----------------------------------------------------------
Robert P. Crozer
(Director)



                                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                  Keebler Foods Company and UB Investments US Inc. and Subsidiaries

FINANCIAL STATEMENTS:                                                                                          Page
                                                                                                               ----
  Report of Independent Accountants.......................................................................      F-2

  Consolidated Balance Sheets at January 3, 1998 and December 28, 1996....................................      F-3

  Consolidated  Statements of Operations for the year ended January 3, 1998, the  forty-eight  weeks ended  December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30,
    1995..................................................................................................      F-5

  Consolidated  Statements of Shareholders' Equity (Deficit) for the year ended January 3, 1998, the forty-eight  weeks ended  December 28, 1996, the four weeks ended January 26, 1996, and the year
    ended December 30, 1995...............................................................................      F-6

  Consolidated  Statements of Cash Flows for the year ended January 3, 1998, the  forty-eight  weeks ended  December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30,
    1995..................................................................................................      F-7

  Notes to Consolidated Financial Statements..............................................................      F-8

FINANCIAL STATEMENT SCHEDULE:

     Report of Independent Accountants....................................................................      S-1

     Schedule II - Valuation and Qualifying Accounts......................................................      S-2


     Note: The  consolidated  financial  statements of the Company listed in the above index for Keebler Foods Company include the financial statements of the successor company for the year ended January 3, 1998 and the forty-eight weeks ended December 28, 1996, and the predecessor company for the four weeks ended January 26, 1996, the date on which UBIUS was acquired by INFLO, and the year ended December 30, 1995. The distinction between the successor company's and the predecessor company's consolidated financial statements has been made by inserting a double line between such consolidated financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND SHAREHOLDERS OF KEEBLER FOODS COMPANY

We have audited the accompanying consolidated balance sheets of Keebler Foods Company and Subsidiaries as of January 3, 1998 and December 28, 1996 and the related consolidated statement of operations, shareholders' equity, and cash flows for the year and forty-eight week period then ended. We have also audited the consolidated statements of operations, shareholders' equity, and cash flows of UB Investments US Inc. and Subsidiaries for the four-week period ended
January 26, 1996 and the year ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keebler Foods Company and Subsidiaries as of January 3, 1998 and December 28, 1996 and the consolidated results of operations and cash flows of Keebler Foods Company and Subsidiaries for the year ended January 3, 1998 and the forty-eight weeks then ended December 28, 1996 and the consolidated results of operations and cash flows of UB Investments US Inc. and Subsidiaries for the four week period ended January 26, 1996 and the year ended December 30, 1995 in conformity with generally accepted accounting principles.



                                              COOPERS & LYBRAND L.L.P.



Chicago, Illinois
February 18, 1998


                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                     JANUARY 3,         December 28,
                                                                                        1998                1996
                                                                                 ------------------  -------------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                         $    27,188          $    11,954
     Trade accounts and notes receivable, net                                               98,963              137,150
     Inventories, net:
        Raw materials                                                                       25,543               25,296
        Package materials                                                                    7,306                9,842
        Finished goods                                                                      78,131               76,054
        Other                                                                                1,482                1,473
                                                                                 ------------------  -------------------
                                                                                           112,462              112,665
     Deferred income taxes                                                                  42,730               55,929
     Other                                                                                  20,303               19,337
                                                                                 ------------------  -------------------
        Total current assets                                                               301,646              337,035

PROPERTY, PLANT, AND EQUIPMENT, NET                                                        478,121              486,080

TRADEMARKS AND TRADE NAMES, NET                                                            154,146              158,033

GOODWILL, NET                                                                               47,059               48,280

PREPAID PENSION                                                                             43,060               43,359

ASSETS HELD FOR SALE                                                                         3,742                6,785

OTHER ASSETS                                                                                15,077               22,502
                                                                                 ------------------  -------------------

        Total assets                                                                   $ 1,042,851          $ 1,102,074
                                                                                 ==================  ===================


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                     JANUARY 3,         December 28,
                                                                                        1998                1996
                                                                                 ------------------  -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                              $    26,365          $    18,570
     Trade accounts payable                                                                126,213               96,754
     Other liabilities and accruals                                                        194,923              186,893
     Income taxes payable                                                                   13,784                    -
     Plant and facility closing costs and severance                                          6,900               19,860
                                                                                 ------------------  -------------------
        Total current liabilities                                                          368,185              322,077

LONG-TERM DEBT                                                                             272,390              439,369

OTHER LIABILITIES:
     Deferred income taxes                                                                  69,417               64,068
     Postretirement/postemployment obligations                                              60,605               56,382
     Plant and facility closing costs and severance                                         15,578               16,124
     Deferred compensation                                                                  18,669               18,205
     Other                                                                                  15,956               20,708
                                                                                 ------------------  -------------------
        Total other liabilities                                                            180,225              175,487

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock ($.01 par value; 100,000,000 shares authorized and
        none issued)                                                                             -                    -
     Common stock ($.01 par value; 500,000,000 shares authorized and
        77,595,213 and 77,638,206 shares issued, respectively)                                 776                  776
     Additional paid-in capital                                                            148,538              148,613
     Retained earnings                                                                      72,737               15,752
                                                                                 ------------------  -------------------
        Total shareholders' equity                                                         222,051              165,141
                                                                                 ------------------  -------------------
        Total liabilities and shareholders' equity                                     $ 1,042,851          $ 1,102,074
                                                                                 ==================  ===================


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                              KEEBLER FOODS COMPANY      ||               UBIUS
                                       ----------------------------------||----------------------------------
                                                           Forty-Eight   ||     Four
                                          YEAR ENDED       Weeks Ended   ||  Weeks Ended        Year Ended
                                        JANUARY 3,1998   December 28,1996||January 26,1996   December 30,1995
                                       ----------------- ----------------||----------------- ----------------
                                                                         ||
                                                                         ||
NET SALES                                   $ 2,065,184      $ 1,645,532 ||       $ 101,656      $ 1,578,601
                                                                         ||
COSTS AND EXPENSES:                                                      ||
   Cost of sales                                888,031          774,198 ||          54,870          746,754
   Selling, marketing, and administrative                                ||
      expenses                                1,026,245          794,837 ||          71,427          884,591
   Loss on impairment of Salty Snacks                                    ||
      business                                        -                - ||               -           86,516
   Other                                          9,511            6,347 ||             857           (1,363)
                                       ----------------- ----------------||----------------- ----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS        141,397           70,150 ||         (25,498)        (137,897)
                                                                         ||
   Interest (income) from affiliates                  -                - ||            (875)         (11,376)
   Interest (income)                             (1,191)            (450)||              (3)            (151)
   Interest expense to affiliates                     -                - ||             664           11,802
   Interest expense                              35,038           38,921 ||              98           27,976
                                       ----------------- ----------------||----------------- ----------------
INTEREST EXPENSE (INCOME), NET                   33,847           38,471 ||            (116)          28,251
                                       ----------------- ----------------||----------------- ----------------
                                                                         ||
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 ||
   BEFORE INCOME TAX EXPENSE (BENEFIT)          107,550           31,679 ||         (25,382)        (166,148)
   Income tax expense (benefit)                  45,169           14,002 ||               -             (459)
                                       ----------------- ----------------||----------------- ----------------
                                                                         ||
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 ||
   BEFORE EXTRAORDINARY ITEM                     62,381           17,677 ||         (25,382)        (165,689)
                                                                         ||
DISCONTINUED OPERATIONS:                                                 ||
   Income from operations of discontinued                                ||
      Frozen Food businesses, net of tax              -                - ||               -            7,344
   Gain on disposal of Frozen Food                                       ||
      businesses, net of tax                          -                - ||          18,910                -
                                       ----------------- ----------------||----------------- ----------------
                                                                         ||
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          62,381           17,677 ||          (6,472)        (158,345)
EXTRAORDINARY ITEM:                                                      ||
   Loss on early extinguishment of debt,                                 ||
      net of tax                                  5,396            1,925 ||               -                -
                                       ----------------- ----------------||----------------- ----------------
                                                                         ||
NET INCOME (LOSS)                           $    56,985      $    15,752 ||       $  (6,472)     $  (158,345)
                                       ================= ================||================= ================
                                                                         ||
BASIC NET INCOME PER SHARE:                                              ||
   Income from continuing operations                                     ||
     before extraordinary item                   $ 0.80           $ 0.24 ||
   Extraordinary item                              0.07             0.03 ||
                                               ---------        ---------||
   Net income                                    $ 0.73           $ 0.21 ||
                                               =========        =========||
WEIGHTED AVERAGE SHARES OUTSTANDING              77,604           75,244 ||
                                               =========        =========||
                                                                         ||
DILUTED NET INCOME PER SHARE:                                            ||
   Income from continuing operations                                     ||
     before extraordinary item                   $ 0.77           $ 0.23 ||
   Extraordinary item                              0.07             0.02 ||
                                               ---------        ---------||
   Net income                                    $ 0.70           $ 0.21 ||
                                               =========        =========||
WEIGHTED AVERAGE SHARES OUTSTANDING              80,562           76,076 ||
                                               =========        =========||


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                                        KEEBLER FOODS COMPANY

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                           (IN THOUSANDS)


                                                                COMMON STOCK          ADDITIONAL   RETAINED
                                                          --------------------------   PAID-IN     EARNINGS
                                                             SHARES       AMOUNT       CAPITAL     (DEFICIT)      TOTAL
                                                          ------------- ------------ ------------ ------------ ------------
BALANCE AT DECEMBER 31, 1994 (UBIUS)                             1,000      $ 1,000    $ 300,000   $ (535,898)   $(234,898)

    Net loss                                                         -            -            -     (158,345)    (158,345)

    Capital contribution from UB Investments
       (Netherlands) B.V.                                            -            -      445,000            -      445,000
                                                          ------------- ------------ ------------ ------------ ------------

BALANCE AT DECEMBER 30, 1995 (UBIUS)                             1,000        1,000      745,000     (694,243)      51,757

    Net loss for the four weeks                                      -            -            -       (6,472)      (6,472)
                                                          ------------- ------------ ------------ ------------ ------------

BALANCE AT JANUARY 26, 1996 (UBIUS)                              1,000        1,000      745,000     (700,715)      45,285

    Write-off of predecessor company equity                     (1,000)      (1,000)    (745,000)     700,715      (45,285)

    Purchase of the Company by INFLO Holdings
       Corporation effective January 26, 1996                   71,656          717      124,284            -      125,001

    Management investment                                          306            2          786            -          788

    Issuance of common stock and warrants to Bermore             5,676           57       23,543            -       23,600

    Net income for the forty-eight weeks                             -            -            -       15,752       15,752
                                                          ------------- ------------ ------------ ------------ ------------

BALANCE AT DECEMBER 28, 1996 (KEEBLER FOODS COMPANY)            77,638          776      148,613       15,752      165,141

    Purchase of treasury shares                                    (43)           -          (75)           -          (75)

    Net income                                                       -            -            -       56,985       56,985
                                                          ------------- ------------ ------------ ------------ ------------

BALANCE AT JANUARY 3, 1998 (KEEBLER FOODS COMPANY)              77,595      $   776    $ 148,538   $   72,737    $ 222,051
                                                          ============= ============ ============ ============ ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (IN THOUSANDS)


                                                                  KEEBLER FOODS COMPANY       ||              UBIUS
                                                             ---------------------------------|| ---------------------------------
                                                                                Forty-Eight   ||      Four
                                                                YEAR ENDED      Weeks Ended   ||   Weeks Ended       Year Ended
                                                              JANUARY 3,1998  December 28,1996|| January 26,1996  December 30,1995
                                                             ---------------- ----------------|| ---------------- ----------------
                                                                                              ||
CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES                                       ||
    Net income (loss)                                               $ 56,985         $ 15,752 ||        $ (6,472)      $ (158,345)
    Adjustments to reconcile net income (loss) to cash from                                   ||
       operating activities:                                                                  ||
       Depreciation and amortization                                  60,708           49,461 ||           1,973           47,361
       Deferred income taxes                                          18,548           12,254 ||               -           (1,985)
       Accretion on Seller Note                                        2,376            2,246 ||               -                -
       Loss on early extinguishment of debt, net of tax                3,761            1,925 ||               -                -
       (Gain) loss on sale of property, plant, and equipment            (358)            (328)||              33              159
       Loss on impairment of the Salty Snacks business, net of tax         -                - ||               -           86,516
       Gain on the disposal of the Frozen Food businesses,                                    ||
         net of tax                                                        -                - ||         (18,910)               -
    Changes in assets and liabilities:                                                        ||
       Trade accounts and notes receivable, net                       38,187            3,842 ||          22,068          (11,716)
       Accounts receivable/payable from affiliates, net                    -                - ||          (1,941)          (4,737)
       Inventories, net                                                  203           (9,809)||           4,353            6,605
       Recoverable income taxes and income taxes payable              16,113                - ||              25           (1,304)
       Other current assets                                             (966)           1,644 ||           1,192            3,772
       Deferred debt issue costs                                      (1,344)          (8,032)||               -                -
       Trade accounts payable and other current liabilities           36,806           26,105 ||          11,550          (13,304)
       Plant and facility closing costs and severance                (13,715)         (41,279)||               -                -
       Restructuring reserves                                              -                - ||         (14,469)         (24,122)
    Other, net                                                         1,044             (553)||             246            9,702
                                                             ---------------- ----------------|| ---------------- ----------------
         Cash provided from (used by) operating activities           218,348           53,228 ||            (352)         (61,398)
                                                                                              ||
CASH FLOWS (USED BY) PROVIDED FROM INVESTING ACTIVITIES                                       ||
    Capital expenditures                                             (48,429)         (29,352)||          (3,228)         (55,386)
    Proceeds from property disposals                                   6,950            9,236 ||             644            2,797
    Working capital adjustment paid by UB Investment                                          ||
      (Netherlands) B.V.                                                   -           32,609 ||               -                -
    Purchase of Sunshine Biscuits, Inc., net of cash acquired              -         (142,670)||               -                -
    Disposition of the Frozen Food businesses                              -                - ||          67,749                -
                                                             ---------------- ----------------|| ---------------- ----------------
         Cash (used by) provided from investing activities           (41,479)        (130,177)||          65,165          (52,589)
                                                                                              ||
CASH FLOWS (USED BY) PROVIDED FROM FINANCING ACTIVITIES                                       ||
    Purchase of treasury shares/capital contributions                    (75)             788 ||               -          445,000
    Reduction of notes payable to affiliate                                -                - ||               -         (445,000)
    Long-term debt borrowings                                        109,750          220,000 ||               -                -
    Long-term debt repayments                                       (271,310)        (134,000)||          (2,377)         (30,078)
    Commercial paper and Revolving Loan facilities, net                    -                - ||         (63,300)         134,500
                                                             ---------------- ----------------|| ---------------- ----------------
         Cash (used by) provided from financing activities          (161,635)          86,788 ||         (65,677)         104,422
                                                             ---------------- ----------------|| ---------------- ----------------
         Increase (decrease) in cash and cash equivalents             15,234            9,839 ||            (864)          (9,565)
         Cash and cash equivalents at beginning of period             11,954            2,115 ||           2,978           12,543
                                                             ---------------- ----------------|| ---------------- ----------------
         Cash and cash equivalents at end of period                 $ 27,188         $ 11,954 ||        $  2,114       $    2,978
                                                             ================ ================|| ================ ================


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                              KEEBLER FOODS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER FOODS COMPANY (THE "COMPANY", "KEEBLER", OR "SUCCESSOR COMPANY") INCLUDE THE FINANCIAL STATEMENTS OF THE SUCCESSOR COMPANY FOR THE YEAR ENDED JANUARY 3, 1998 AND THE FORTY-EIGHT WEEK PERIOD ENDED DECEMBER 28, 1996, AND UB INVESTMENTS US INC. ("UBIUS" OR "PREDECESSOR COMPANY") FOR THE FOUR WEEK PERIOD ENDED JANUARY 26, 1996, THE DATE ON WHICH UBIUS WAS ACQUIRED BY INFLO, AND THE YEAR ENDED DECEMBER 30, 1995. THE DISTINCTION BETWEEN THE CONSOLIDATED FINANCIAL STATEMENTS OF THE SUCCESSOR COMPANY AND PREDECESSOR COMPANY HAS BEEN MADE BY INSERTING A DOUBLE LINE BETWEEN SUCH CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FOOTNOTES.


1.    BASIS OF PRESENTATION

BUSINESS AND OWNERSHIP

    Keebler Foods Company, a manufacturer and distributor of food products, was acquired by INFLO Holdings Corporation ("INFLO") on January 26, 1996. INFLO was owned by Artal Luxembourg S. A. ("Artal"), a private investment company, Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company, Bermore, Limited ("Bermore"), a privately held corporation and the parent of G.F. Industries, Inc. ("GFI"), and certain members of the Company's current management. On November 20, 1997, INFLO was merged into Keebler Corporation (the "Merger"), and subsequently changed its name to Keebler Foods Company. The financial statements as of and for all periods subsequent to January 26, 1996 have been restated to reflect the Merger as if it had been effective January 26, 1996. INFLO was legally established as of November 2, 1995, but did not have any operating activity, assets, or liabilities until the Keebler acquisition on
January 26, 1996. The Company is comprised of primarily the following wholly-owned subsidiaries: Keebler Company, Bake-Line Products, Inc., Johnston's Ready Crust Company, Sunshine Biscuits, Inc. ("Sunshine"), Keebler Leasing Corp., Hollow Tree Company, L.L.C., Hollow Tree Financial Company, L.L.C., and Elfin Equity Company, L.L.C.

    The Company, formerly UBIUS, had previously been owned by UB Investments (Netherlands) B.V., a Dutch company (See Note 4). UB Investments (Netherlands) B.V. is a member of the worldwide group of affiliated companies owned by United Biscuits (Holdings) plc., a publicly held company in the United Kingdom.

FISCAL YEAR

    The Company's fiscal year consists of thirteen four week periods (fifty-two or fifty-three weeks) and ends on the Saturday nearest December 31. The 1997 fiscal year consists of fifty-three weeks. As a result of the Keebler acquisition, which closed on the last day of the first four week period of 1996, the fiscal year for 1996 consisted of the forty-eight weeks ended December 28, 1996. The 1995 fiscal year of the predecessor company was comprised of fifty-two weeks.

PRINCIPLES OF CONSOLIDATION

    All subsidiaries are wholly-owned and included in the consolidated financial statements of the Company. Intercompany accounts and transactions have been eliminated.

GUARANTEES OF NOTES

    The subsidiaries of the Company that are not Guarantors of the Senior Subordinated Notes are inconsequential (which means that the total assets, revenues, income, or equity of such non-guarantors, both individually and on a combined basis, is less than 3% of the Company's consolidated assets, revenues, income, or equity), individually and in the aggregate, to the consolidated financial statements of the Company. The Guarantees are full, unconditional, and joint and several. Separate financial statements of the Guarantors are not presented because management has determined that they would not be material to investors in the Senior Subordinated Notes.

                              KEEBLER FOODS COMPANY

RECLASSIFICATIONS

    Certain reclassifications of prior years' data have been made to conform with the current year reporting.


2.   ACQUISITION OF KEEBLER FOODS COMPANY BY INFLO HOLDINGS CORPORATION

    On January 26, 1996, UB Investments (Netherlands) B.V. sold all the stock of UBIUS to INFLO. Subsequent to the acquisition, UBIUS changed its name to Keebler Corporation. On November 20, 1997, INFLO was merged into Keebler Corporation and subsequently changed its name to Keebler Foods Company. The sale specifically excluded the stock of the Frozen Food businesses as well as the Salty Snacks business conducted by Keebler Company and other subsidiaries of UBIUS, as well as the UBIUS finance companies of U.B.H.C., Inc. and U.B.F.C., Inc., also wholly-owned subsidiaries (See Note 4).

    The aggregate gross purchase price of $487.5 million (excluding fees and expenses paid at closing of approximately $15.3 million) was financed by $125.0 million in equity from INFLO, $200.0 million in Senior Term Notes, $125.0 million in Increasing Rate Notes, the assumption of $20.3 million in existing senior indebtedness of the Company, and a note payable ("Seller Note") by INFLO to UB Investments (Netherlands) B.V. for $32.5 million. The Seller Note does not bear interest until January 26, 1999, and has been accounted for at a discounted value of $24.4 million. In addition, the Company, subsequent to the purchase by INFLO, received a working capital adjustment of $32.6 million from United Biscuits (Netherlands) B.V. pursuant to the terms of the stock purchase agreement between INFLO and United Biscuits (Netherlands) B.V.

    The Keebler acquisition has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of the Company based on the respective fair values.

    The following provides an allocation of the purchase price:

                                                                                                    (IN MILLIONS)
Purchase Price..................................................................................              $ 487.5
Less: Net book value of assets acquired.........................................................                329.5
Less: Asset purchase price allocation
  - Working capital receivable from UB (Netherlands) B.V........................................ $  32.6
  - Inventories.................................................................................     4.4
  - Deferred income taxes.......................................................................    11.4
  - Property, plant, and equipment..............................................................    45.7
  - Prepaid pension.............................................................................    33.1
  - Other assets................................................................................   (14.2)
  - Trademarks and trade names..................................................................   104.0        217.0
                                                                                                 --------
Plus: Liability purchase price allocation
  - Other current liabilities and accruals......................................................     1.1
  - Plant and facility closing costs and severance..............................................    55.3
  - Deferred income taxes.......................................................................    13.8
  - Postretirement/postemployment obligations...................................................   (17.5)
  - Other.......................................................................................     6.3         59.0
                                                                                                 --------     --------
Unallocated excess purchase price over fair value of net
  assets acquired...............................................................................              $   0.0
                                                                                                              ========

     See Note 3 for the unaudited pro forma consolidated results of operations of the Keebler acquisition.

                             KEEBLER FOODS COMPANY

3.   ACQUISITION OF SUNSHINE BISCUITS, INC.

    On June 4, 1996, the Company acquired Sunshine from GFI for an aggregate consideration of $171.7 million (excluding related fees and expenses paid at closing of approximately $2.2 million). The Sunshine acquisition was funded by $150.3 million in cash, of which $36.3 million was provided by the Company's existing cash sources and $114.0 million in borrowings under the Amended and Restated Credit Agreement (See Note 9). In addition, approximately $23.6 million of common stock and warrants were issued to GFI and was accounted for as a capital contribution. Subsequent to the Merger, the stock and warrants held by GFI were transferred to Bermore and reissued for the same value in the name of the Company. These shares and warrants represented 13.1% of the Company's common stock on a fully diluted basis.

    The Sunshine acquisition by the Company has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of Sunshine based on the respective fair values. The acquisition resulted in goodwill of $48.8 million, which is being amortized over a forty year period.

    The following provides an allocation of the purchase price:

                                                                                                      (IN MILLIONS)
Purchase Price....................................................................................              $171.7
Less: Net book value of assets acquired...........................................................                92.8
Less: Asset purchase price allocation
  - Trade accounts receivable..................................................................... $  0.3
  - Inventories...................................................................................    3.6
  - Deferred income taxes.........................................................................    8.4
  - Property, plant, and equipment................................................................    9.5
  - Other assets..................................................................................   (3.8)
  - Trademarks and trade names....................................................................   57.0         75.0
                                                                                                   -------
Plus: Liability purchase price allocation
  - Other current liabilities and accruals........................................................    8.4
  - Plant and facility closing costs and severance................................................   22.1
  - Deferred income taxes.........................................................................   (8.3)
  - Pension obligation............................................................................    5.0
  - Postretirement/postemployment obligations.....................................................   17.8
  - Other.........................................................................................   (0.1)        44.9
                                                                                                   -------      -------
Unallocated excess purchase price over fair value of net assets acquired..........................              $ 48.8
                                                                                                                =======

    Results of operations for Sunshine from June 4, 1996 to December 28, 1996 have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at January 1, 1995. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation of the property, plant, and equipment acquired, and amortization of the trademarks, trade names, and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been had the Keebler and Sunshine acquisitions been effected on the assumed date.


                                                                                  -----------------------------------
                                                                                               Unaudited
                                                                                          For The Year Ended
                                                                                  -----------------------------------
                                                                                    December 28,        December 30,
                                                                                        1996               1995
                                                                                  ---------------     ---------------
                                                                                             (IN THOUSANDS)
Net sales.......................................................................  $   1,979,105       $   2,213,574
Loss from continuing operations before income taxes.............................  $     (10,894)      $    (241,323)
Net loss........................................................................  $      (6,793)      $    (253,924)

                             KEEBLER FOODS COMPANY

4.   PREDECESSOR COMPANY

    UBIUS, the predecessor company to Keebler Foods Company, was formed in 1992 as a result of the legal restructuring of United Biscuit (Holdings) plc.'s operations in the United States. UBIUS received the stock of the subsidiaries in exchange for the $850 million in debt with UB Investments (Netherlands) B.V. as well as all of the capital stock of UBIUS.

    On May 20, 1995, the predecessor company adopted plans to sell the Salty Snacks business. On January 24, 1996, the predecessor company sold to Kelly Food Products, Inc. selected assets of the Salty Snacks business including the production plant in Bluffton, Indiana, trademarks and other intangibles related to the business, inventory, and property, plant, and equipment, including selected assets related to the convenience sales division.

    During July 1995, the predecessor company adopted plans to discontinue the operations of its Frozen Food businesses. On January 9, 1996, UB Investments (Netherlands) B.V. sold the assets and stock of Bernardi Italian Foods Co., The Original Chili Bowl, Inc., Chinese Food Processing Corporation (wholly-owned subsidiaries collectively known as the Frozen Food businesses), and certain assets of Keebler Company to Windsor Food Company Ltd. The sale was effective as of December 31, 1995.

     On December 5, 1995, Shaffer, Clarke & Co., Inc. ("Shaffer, Clarke"), formerly a wholly-owned subsidiary, sold certain assets related to Shaffer, Clarke's KA-ME business to Liberty Richter, Inc. for a gain of $2.6 million. These assets included inventory, contractual rights, and other intellectual property.


5.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the relatively short maturity of these investments.

TRADE ACCOUNTS RECEIVABLE

    Substantially all of the Company's trade accounts receivable are from retail dealers and wholesale distributors. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade accounts receivable, as shown on the consolidated balance sheets, were net of allowances of $5.0 million as of January 3, 1998 and $5.4 million as of December 28, 1996.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined principally by the last-in, first-out ("LIFO") method. Inventories stated under the LIFO method represent approximately 88% of total inventories at January 3, 1998 and 91% of total inventories at December 28, 1996. Because the Company has adopted a natural business unit single pool approach to determining LIFO inventory cost, classification of the LIFO reserve by inventory component is impractical. The excess of the current production cost of inventories over LIFO cost was approximately $2.2 million at January 3, 1998. There was no reserve required at December 28, 1996 to state inventory on a LIFO basis.

    At January 3, 1998 and December 28, 1996, inventories are shown net of an allowance for slow-moving and aged inventory of $6.8 million and $5.5 million, respectively.

                             KEEBLER FOODS COMPANY

5.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain facilities and equipment held under capital leases are classified as property, plant, and equipment and amortized using the straight-line method over the lease terms, and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

TRADEMARKS AND TRADE NAMES

    Trademarks and trade names are stated at cost and are amortized on a straight-line basis over a period of forty years. Accumulated amortization of trademarks and trade names was $7.1 million and $3.1 million at January 3, 1998 and December 28, 1996, respectively.

GOODWILL

    Goodwill shown in the consolidated financial statements at January 3, 1998 and December 28, 1996 is related to the excess cost over the fair value of the tangible net assets acquired from the Sunshine purchase (See Note 3). Goodwill is amortized on a straight-line basis over a period of forty years. Accumulated amortization of goodwill was $1.8 million and $0.5 million at January 3, 1998 and December 28, 1996, respectively.

RESEARCH AND DEVELOPMENT

    Activities related to new product development and major improvements to existing products and processes are expensed as incurred and were $10.2 million for the year ended January 3, 1998, $4.3 million for the forty-eight weeks ended December 28, 1996, $0.6 million for the four weeks ended January 26, 1996, and $14.5 million for the year ended December 30, 1995.

ADVERTISING AND CONSUMER PROMOTION

     Advertising and consumer production costs are generally expensed when incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was $67.6 million for the year ended January 3, 1998, $33.3 million for the forty-eight weeks ended December 28, 1996, $5.1 million for the four weeks ended January 26, 1996, and $87.9 million for the year ended December 30, 1995. There were no deferred advertising costs at January 3, 1998 and December 28, 1996.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into derivative financial transactions to hedge existing or future exposures to changes in commodity prices. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on commodity futures and options transactions are deferred in inventory until the contracts are liquidated (See Note 20).

INCOME TAXES

     The consolidated financial statements reflect the application of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes". The Company files a consolidated federal income tax return.

                             KEEBLER FOODS COMPANY

5.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

    In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". The consolidated financial statements reflect the application of SFAS No. 128 which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is similar to fully diluted earnings per share.

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company determines whether there has been an impairment of long-lived assets and the related unamortized goodwill, based on whether certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets and the related unamortized goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.


6.    PROPERTY, PLANT, AND EQUIPMENT

    A summary of property, plant, and equipment, including related accumulated depreciation follows:


                                                                            JANUARY 3, 1998          December 28, 1996
                                                                        ----------------------    ----------------------
                                                                                          (IN THOUSANDS)
Land..............................................................         $      16,487             $       16,344
Buildings.........................................................               130,241                    126,824
Machinery and equipment...........................................               328,473                    301,588
Office furniture and fixtures.....................................                56,559                     54,985
Delivery equipment................................................                 6,946                      6,785
Construction in progress..........................................                38,080                     23,980
                                                                        ----------------------    ----------------------
                                                                                 576,786                    530,506
Accumulated depreciation..........................................               (98,665)                   (44,426)
                                                                        ----------------------    ----------------------
                                                                           $     478,121             $      486,080
                                                                        ======================    ======================

                                      F-13

                             KEEBLER FOODS COMPANY

6.    PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)

    Property, plant, and equipment is depreciated on a straight-line basis over the estimated useful lives of the depreciable assets. Buildings are depreciated over a useful life of ten to forty years. Machinery and equipment is depreciated over a useful life of five to twenty-five years. Office furniture and fixtures are depreciated over a useful life of three to fifteen years. Delivery equipment is depreciated over a useful life of two to twelve years.


7.   ASSETS HELD FOR SALE

    In 1996, as part of the Keebler and Sunshine acquisitions, management executed a strategic plan to reduce inefficiencies and excess capacity by closing the manufacturing facilities in Atlanta, Georgia and Santa Fe Springs, California. In 1997, a distribution center in Kensington, Connecticut was also held for sale. The Santa Fe Springs, California facility was subsequently sold on March 27, 1997 with no gain or loss recognized. Disposition of the Atlanta, Georgia manufacturing facility and the Kensington distribution center is expected to occur before the end of 1998 without a significant gain or loss.


8.   OTHER CURRENT LIABILITIES AND ACCRUALS

    Other current liabilities and accruals consisted of the following at January 3, 1998 and December 28, 1996:

                                                                          JANUARY 3, 1998          December 28, 1996
                                                                       ----------------------   ------------------------
                                                                                        (IN THOUSANDS)
Self insurance reserves...........................................          $      55,185             $      58,527
Employee compensation.............................................                 55,724                    42,555
Marketing and consumer promotions.................................                 52,838                    45,892
Other.............................................................                 31,176                    39,919
                                                                       ----------------------   ------------------------
                                                                            $     194,923             $     186,893
                                                                       ======================   ========================

    The Company obtains insurance to manage potential losses and liabilities related to workers' compensation, health and welfare claims, and general product and vehicle liability. The Company has elected to retain a significant portion of the expected losses through the use of deductibles and stop-loss limitations. Provisions for losses expected under these programs are recorded based on the Company's estimates of aggregate liability for claims incurred. These estimates utilize the Company's prior experience and actuarial assumptions provided by the Company's insurance carrier. The total estimated liability for these losses at January 3, 1998 and December 28, 1996 was $55.2 million and $58.5 million, respectively, and is included in other current liabilities and accruals. The Company has collateralized its liability for potential self-insurance losses in several states by obtaining standby letters of credit which aggregate to approximately $17.0 million.

                             KEEBLER FOODS COMPANY

9.    DEBT AND LEASE COMMITMENTS

    Long-term debt consisted of the following at January 3, 1998 and December 28, 1996:

                                    Interest Rate        Final Maturity       JANUARY 3, 1998      December 28, 1996
                                   ----------------    ------------------   -------------------   -------------------
                                                                      (IN THOUSANDS)
Term-A Loans...................        6.683%              April 7, 2003    $          156,000    $          132,875
Term-B Loans...................     7.880-8.375%           July 31, 2003                    --                89,400
Term-C Loans...................     8.130-8.625%           July 31, 2004                    --                64,575
Senior Subordinated Notes......        10.750%              July 1, 2006               125,000               125,000
Seller Note....................        10.000%          January 26, 2007                    --                26,664
Other Senior Debt..............        various                 2001-2005                12,645                14,290
Capital Lease Obligations......        various                 2004-2005                 5,110                 5,135
                                                                            -------------------   -------------------
                                                                                       298,755               457,939
Less: Current maturities.......                                                         26,365                18,570
                                                                            -------------------   -------------------
                                                                            $          272,390    $          439,369
                                                                            ===================   ===================

    At January 3, 1998, the Company's primary credit financing was provided by a $380.0 million Second Amended and Restated Credit Agreement ("Credit Agreement") consisting of a $140.0 million Revolving Loan facility and a $240.0 million Term Loan of which the current outstanding balance was $156.0 million with quarterly scheduled principal payments through the final maturity in April 2003. The amendment to the Credit Agreement was entered into on April 8, 1997 in order to obtain more favorable terms, fees, and interest rates.

    The available balance on the Revolving Loan facility as of January 3, 1998, was $140.0 million. Actual available borrowings under the Revolving Loan facility can be reduced by the level of qualifying working capital as defined in the Credit Agreement. This gross available balance is further reduced by certain letters of credit totaling $9.9 million and outstanding borrowings. There were no amounts outstanding under this facility as of January 3, 1998. Any unused borrowings under the Revolving Loan facility are subject to a commitment fee, which will vary from 0.125%-0.375% based on the relationship of debt to adjusted earnings.

    Interest on the Revolving Loan facility and Term Loan is calculated based on a base rate plus applicable margin. The base rate can, at the Company's option, be 1) the higher of the base domestic lending rate as established by the Administrative Agent for the Lenders under the Credit Agreement, or the Federal Funds Rate plus one-half of one-percent, or 2) a reserve percentage adjusted LIBO Rate as offered by the Administrative Agent's office in London. Base rate loan interest rates fluctuate immediately based upon a change in the established base rate by the Administrative Agent. The Credit Agreement requires the Company to meet certain financial covenants including net worth; earnings before interest, taxes, depreciation, and amortization; and cash flow and interest coverage ratios.

    During the fourth quarter of 1997, using existing cash resources, the Company pre-paid $70.0 million of principal on the Term Loan; $30.0 million on December 8, 1997 and $40.0 million on November 10, 1997. The pre-payments resulted in the recognition of a $1.1 million after-tax extraordinary charge related to the expensing of certain unamortized bank fees which were incurred at the time the Term Loan was issued.

    On November 21, 1997, the Company settled the Seller Note with a payment of $31.7 million funded through working capital. The Company assumed the $32.5 million Seller Note, previously held by INFLO, as a result of the Merger. The Seller Note did not bear interest until January 26, 1999 and was recorded at a discounted value of $24.4 million on January 26, 1996. The discount was being amortized over three years at an effective interest rate of 10.0%. The Company recorded a before-tax extraordinary charge of $2.6 million on the early extinguishment of debt. The related after-tax charge was $1.6 million.

                             KEEBLER FOODS COMPANY

9.    DEBT AND LEASE COMMITMENTS (CONTINUED)

    In conjunction with the amendment to the Credit Agreement on April 8, 1997, Term Loans B and C were extinguished using $40.0 million of borrowings under the Revolving Loan facility, $109.8 million of increased borrowings against Term Loan A, and $3.8 million from cash resources. The Company recorded a before-tax extraordinary charge of $4.6 million related primarily to expensing certain unamortized bank fees which were incurred at the time Term Loans B and C were issued. The related after-tax charge was $2.7 million.

    On October 23, 1996, pursuant to an exchange and registration rights agreement, the Company registered its 10.75% Senior Subordinated Notes due 2006 (the "Notes") under the Securities Act of 1933 in exchange for previously held Increasing Rate Notes. The Notes were issued under an indenture dated June 15, 1996 between the Company, the Company's Restricted Subsidiaries (as defined in the indenture), and the U.S. Trust Company of New York, as trustee. The Notes are unsecured, senior subordinated obligations of the Company guaranteed by the Restricted Subsidiaries. Interest on the Notes is paid semi-annually on January 1 and July 1 of each year, commencing January 1, 1997. At the Company's option, up to 35.0% of the aggregate original principal of the Notes can be redeemed at a redemption price of 110.0% on or prior to July 1, 1999 following a public equity offering. In addition, the Company's ability to pay dividends or make other distributions on its common stock is limited by the terms of the indenture governing the Notes to an amount equal to 50% of the consolidated net income of the Company for the relevant period, subject to other limitations.

    The Increasing Rate Notes, issued to finance the Keebler acquisition, were repaid in June 1996 with the proceeds from a private placement offering for the 10.75% Senior Subordinated Notes due in 2006. The Company recorded a before-tax extraordinary loss of $3.2 million on the early extinguishment of the Increasing Rate Notes. The loss consisted primarily of bank fees incurred at the time the Increasing Rate Notes were issued. The after-tax loss was $1.9 million.

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

    Interest of $39.0 million, $25.2 million, $3.8 million, and $37.6 million was paid on debt for the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30, 1995, respectively.

    Aggregate scheduled annual maturities of long-term debt as of January 3, 1998 are as follows:

                                                       (IN THOUSANDS)

1998...............................................       $  26,365
1999...............................................          32,575
2000...............................................          32,990
2001...............................................          34,455
2002...............................................          34,225
2003 and thereafter................................         138,145
                                                        ------------
                                                          $ 298,755
                                                        ============

                             KEEBLER FOODS COMPANY

9.    DEBT AND LEASE COMMITMENTS (CONTINUED)

    Assets recorded under capitalized lease agreements included in property, plant, and equipment consist of the following:

                                             JANUARY 3,           December 28,
                                                1998                  1996
                                            ------------          ------------
                                                      (IN THOUSANDS)
Land.....................................    $    1,209            $    1,209
Buildings................................         2,165                 2,881
Machinery and equipment..................         1,740                 6,361
Other leased assets......................            --                   259
                                            ------------          ------------
                                                  5,114                10,710
Accumulated amortization.................          (527)               (1,000)
                                            ------------          ------------
                                             $    4,587            $    9,710
                                            ============          ============

    Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

                                                  Capital           Operating
                                                  Leases             Leases
                                               ------------      -------------
                                                       (IN THOUSANDS)
1998.........................................   $     243         $   29,128
1999.........................................         263             24,330
2000.........................................         333             21,654
2001.........................................         351             17,603
2002.........................................         393             14,497
2003 and thereafter..........................       5,401             33,071
                                               ------------      -------------
Total minimum payments.......................       6,984         $  140,283
                                                                 =============
Amount representing interest.................      (1,874)
                                               ------------
Obligations under capital lease..............       5,110
Obligations due within one year..............         (25)
                                               ------------
Long-term obligations under capital leases...   $   5,085
                                               ============

    Rent expense for all operating leases was $36.1 million, $30.1 million, $2.7 million, and $37.4 million for the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30, 1995, respectively.


10.   PLANT AND FACILITY CLOSING COSTS AND SEVERANCE

    As part of acquiring Keebler and Sunshine, management adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of manufacturing, distribution, and sales force facilities, and information system exit costs.

                             KEEBLER FOODS COMPANY

10.   PLANT AND FACILITY CLOSING COSTS AND SEVERANCE (CONTINUED)

    Severance, outplacement, and other related costs associated with staff reductions were estimated at $30.7 million. Costs incurred related to the closing of manufacturing, distribution, and sales force facilities, which include primarily severance and lease termination and carrying costs, were expected to total $39.9 million. In addition, the Company expects to incur $6.8 million in lease costs related to exiting legacy information systems. Spending against the reserves established for the year ended January 3, 1998 and the forty-eight weeks ended December 28, 1996 totaled $16.2 million and $41.4 million, respectively. During the year ended January 3, 1998, the Company also provided an additional $2.7 million principally for anticipated costs related to the closure of distribution facilities not included in the original plan to reduce costs and inefficiencies. No additional provisions were made during the forty-eight weeks ended December 28, 1996. At January 3, 1998 and December 28, 1996, the plant and facility closing costs and severance reserve balance was $22.5 million and $36.0 million, respectively.

    The plans initiated by management are expected to be completed prior to the end of 1998. Only noncancellable lease obligations are expected to extend beyond 1998, to be paid out over the next seven years concluding in 2004.


11.    EMPLOYEE BENEFIT PLANS

    The Retirement Plan for Salaried and Certain Hourly-Paid Employees of Keebler Company (the "pension plan") is a trusteed, noncontributory, defined-benefit, pension plan. The pension plan covers certain salaried and hourly-paid employees. Assets held by the pension plan consist primarily of common stocks, collective trust funds, government securities, bonds, and guaranteed insurance contracts. Benefits provided under the pension plan are primarily based on years of service and the employee's final level of compensation. The Company's funding policy is to contribute annually not less than the ERISA minimum funding requirements. Effective January 1, 1997, the pension plans of Sunshine Biscuits, Inc., Athens Packaging, Bake-Line Products, Inc., and Emerald Industries were merged with the Company's pension plan.

    Pension expense included the following components:


                                                                   Forty-Eight      ||   Four Weeks
                                                 YEAR ENDED        Weeks Ended      ||     Ended            Year Ended
                                                 JANUARY 3,        December 28,     ||   January 26,        December 30,
                                                    1998               1996         ||      1996                1995
                                               ---------------   -----------------  || ---------------    ----------------
                                                                              (IN THOUSANDS)
                                                                                    ||
                                                                                    ||
Service cost...............................      $    8,560        $      7,711     ||   $      599         $     6,611
Interest cost..............................          29,673              21,338     ||        1,133              13,877
Actual return on plan assets...............         (63,745)            (12,752)    ||       (1,693)            (43,661)
Net amortization of transition obligation..              --                  --     ||           47                 616
Deferral of gains (losses).................          25,810             (15,495)    ||           --              24,468
Prior service cost.........................              --                  --     ||          (12)               (155)
Net gain...................................              --                  --     ||           --                (437)
                                               ---------------   -----------------  || ---------------    ----------------
Pension expense............................      $      298        $        802     ||   $       74         $     1,319
                                               ===============   =================  || ===============    ================

                            KEEBLER FOODS COMPANY

11.    EMPLOYEE BENEFIT PLANS (CONTINUED)

    The funded status of the Company's pension plan and amounts recognized in the consolidated balance sheets are as follows:

                                                                              JANUARY 3, 1998        December 28, 1996
                                                                            -------------------    ---------------------
                                                                                          (IN THOUSANDS)
Actuarial present value of accumulated benefit obligation:

  Vested..............................................................        $      (392,512)       $      (366,253)
  Nonvested...........................................................                (20,983)                (7,255)
                                                                            -------------------    ---------------------
                                                                              $      (413,495)       $      (373,508)
                                                                            ===================    =====================
Projected benefit obligation..........................................        $      (437,334)       $      (408,060)
Plan assets at fair value.............................................                499,379                464,433
                                                                            -------------------    ---------------------
Plan assets greater than projected benefit obligation.................                 62,045                 56,373
Unrecognized transition obligation....................................                     --                     --
Unrecognized prior service............................................                  5,044                     --
Unrecognized net gain.................................................                (24,029)               (13,014)
                                                                            -------------------    ---------------------
Prepaid pension.......................................................        $        43,060        $        43,359
                                                                            ===================    =====================

    Assumptions used in accounting for the pension plan at each of the respective period-ends are as follows:

                                                                         Forty-Eight    ||   Four Weeks
                                                       YEAR ENDED        Weeks Ended    ||     Ended          Year Ended
                                                       JANUARY 3,        December 28,   ||   January 26,      December 30,
                                                          1998               1996       ||      1996              1995
                                                     --------------    ---------------- || ---------------   ---------------
                                                                                        ||
Discount rate.....................................         7.3%               7.5%      ||       7.5%               7.5%
Rate of compensation level increases..............         4.0                4.0       ||       4.0             4.0-6.0
Expected long-term rate of return on plan assets..         9.0                8.6       ||      10.0             8.0-9.0

    The plan assets, as of January 3, 1998 and December 28, 1996, include a real estate investment of $3.1 million in a distribution center which is under an operating lease to the Company.

    The Company, in addition to the pension plan, also maintains an unfunded supplemental retirement plan for certain highly compensated former executives. Benefits provided are based on years of service. Vesting is graduated depending on termination after age 55.

    The supplemental retirement plan expense includes the following components:


                                                                   Forty-Eight  ||   Four Weeks
                                                   YEAR ENDED      Weeks Ended  ||     Ended         Year Ended
                                                   JANUARY 3,      December 28, ||   January 26,     December 30,
                                                      1998             1996     ||      1996             1995
                                                  ------------     ------------ ||  ------------     ------------
                                                                          (IN THOUSANDS)
                                                                                ||
Service cost...............................        $     --         $     --    ||   $     35         $     452
Interest cost..............................             732              637    ||         66               854
Net amortization of transition obligation..              --               --    ||          8               111
Prior service cost.........................              --               --    ||         13               170
                                                  ------------     ------------ ||  ------------     ------------
Plan expense...............................        $    732         $    637    ||   $    122         $   1,587
                                                  ============     ============ ||  ============     ============

                            KEEBLER FOODS COMPANY

11.    EMPLOYEE BENEFIT PLANS (CONTINUED)

    The unfunded status of the supplemental retirement plan and the amounts recognized in the consolidated balance sheets are as follows:

                                                                                       JANUARY 3,        December 28,
                                                                                         1998               1996
                                                                                     ---------------   -----------------
                                                                                               (IN THOUSANDS)
     Actuarial present value of accumulated benefit obligation:

       Vested.....................................................................     $   (10,303)      $   (10,028)
       Nonvested..................................................................              --                --
                                                                                     ---------------   -----------------
                                                                                       $   (10,303)      $   (10,028)
                                                                                     ===============   =================
     Projected benefit obligation.................................................     $   (10,097)      $    (9,890)
     Plan assets at fair value....................................................              --                --
                                                                                     ---------------   -----------------
     Projected benefit obligation in excess of plan assets........................         (10,097)           (9,890)
     Unrecognized transition obligation...........................................              --                --
     Unrecognized prior service cost..............................................              --                --
     Unrecognized net (gain) loss.................................................            (458)             (754)
                                                                                     ---------------   -----------------
     Plan obligation included in other liabilities................................     $   (10,555)      $   (10,644)
                                                                                     ===============   =================

    Assumptions used in accounting for the supplemental retirement plan at each of the respective period-ends are as follows:


                                                                    Forty-Eight    ||   Four Weeks
                                                  YEAR ENDED        Weeks Ended    ||     Ended            Year Ended
                                                  JANUARY 3,        December 28,   ||   January 26,        December 30,
                                                     1998              1996        ||      1996               1995
                                                 --------------   ---------------- || ---------------    ---------------
                                                                                   ||
Discount rate.............................            7.3%              7.5%       ||       7.5%              7.5%
Rate of compensation level increase.......            N/A               N/A        ||       4.0               4.0


    Contributions are also made by the Company to a retirement program for Grand Rapids union employees. Benefits provided under the plan are based on a flat monthly amount for each year of service and are unrelated to compensation. Contributions are made based on a negotiated hourly rate. For the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30, 1995, the Company expensed contributions of $2.6 million, $2.3 million, $0.2 million, and $2.5 million, respectively.

    The Company contributes to various multiemployer union administered defined-benefit and defined-contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $10.5 million, $7.8 million, $0.9 million, and $9.6 million for the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30, 1995, respectively.

    The Company also offers certain employees participation in the Keebler Company Salaried Savings Plan, a defined-contribution plan. Prior to July 1, 1995, certain nonunion employees who met length-of-service requirements could elect to participate in the plan. Currently, participation in the plan can be elected immediately. Contributions made by participants are based on an elected percentage of the participants' compensation within a specified range. Beginning in 1997, a matching program was established whereby the Company makes a contribution ranging from zero to fifty cents, depending on Company performance, for every before-tax dollar contributed by the employee, up to 6% of the employees' eligible pay. The Company's matching contribution was $3.1 million for 1997. There was no Company matching contribution prior to 1997. Expenses incurred by the Company to administer the plan were nominal.

                            KEEBLER FOODS COMPANY

11.    EMPLOYEE BENEFIT PLANS (CONTINUED)

    During 1996, the Company matched a portion of employee contributions to a defined contribution savings plan for qualified salaried employees of Sunshine. Contributions made by the Company were not to exceed 6% of gross wages. The Company also provided a savings plan for certain hourly employees of Sunshine which provided no matching company contributions. Expenses in 1996 for the plans were nominal. Effective January 1, 1997, all Sunshine employees became eligible for the Keebler Company Salaried Savings Plan, thus terminating the Sunshine plans.

    A Voluntary Employee Beneficiary Association ("VEBA") provided health and welfare benefits for certain Sunshine employees. Payments were made by the Company to the VEBA to fund employee health and welfare claims. The Company funded $6.6 million and $10.0 million during the year ended January 3, 1998 and the forty-eight weeks ended December 28, 1996, respectively. In July 1997, the Company integrated all Sunshine employees into the existing Keebler Welfare Benefit Plan and no further VEBA payments were made.

    Prior to 1997, Bake-Line Products, Inc. administered a money purchase pension plan for certain hourly and salaried employees. Contributions were based on 4% of employees' annual salary. Effective January 1, 1997, the Bake-Line money purchase pension plan was merged into the Company's pension plan. Expenses paid to administer the Bake-Line money purchase pension plan were nominal.


12.   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    The Company provides certain medical and life insurance benefits for eligible retired employees. The medical plan, which covers nonunion employees with ten or more years of service, is a comprehensive indemnity-type plan. The plan incorporates an up-front deductible, coinsurance payments, and employee contributions which are based on length of service. The life insurance plan offers a small amount of coverage versus the amount the employees had while employed. The Company does not fund the plan.

    The net periodic postretirement benefit expense includes the following components:

                                                                     Forty-Eight   ||      Four
                                                    YEAR ENDED       Weeks Ended   ||   Weeks Ended       Year Ended
                                                    JANUARY 3,       December 28,  ||   January 26,       December 30,
                                                       1998              1996      ||      1996              1995
                                                   -------------    -------------- || --------------   ---------------
                                                                             (IN THOUSANDS)
                                                                                   ||
    Service cost..................................  $     2,242      $      2,142  ||  $        123     $       1,598
    Interest cost.................................        3,888             2,729  ||           246             3,194
                                                   -------------    -------------- || --------------   ---------------
    Net periodic postretirement benefit expense...  $     6,130      $      4,871  ||  $        369     $       4,792
                                                   =============    ============== || ==============   ===============

    The unfunded status of the plan reconciled to the postretirement obligation in the Company's consolidated balance sheets are as follows:

                                                                           JANUARY 3, 1998          December 28, 1996
                                                                       ----------------------    ----------------------
                                                                                        (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees......................................................     $        (35,981)         $        (33,054)
      Fully eligible active participants............................               (7,154)                   (8,579)
      Other active participants.....................................              (12,941)                  (11,815)
                                                                       ----------------------    ----------------------
                                                                                  (56,076)                  (53,448)
    Unrecognized prior service cost.................................                 (689)                       --
    Unrecognized net gain...........................................               (4,215)                   (3,857)
                                                                       ----------------------    ----------------------
    Postretirement obligation.......................................     $        (60,980)         $        (57,305)
                                                                       ======================    ======================

                                      F-21

                            KEEBLER FOODS COMPANY

12.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)

     The accumulated postretirement benefit obligation was determined using a weighted-average discount rate of 7.3% for the year ended January 3, 1998, and 7.5% for the forty-eight weeks ended December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30, 1995.

     The weighted-average annual assumed rate of increase in the cost of covered benefits is 7.0% for 1997 declining gradually to an ultimate trend rate of 5.0% by the year 1999. A 1% increase in the trend rate for health care costs would have increased the accumulated benefit obligation as of January 3, 1998 by $2.4 million and the net periodic benefit cost by $0.5 million.

     The Company also provides postemployment medical benefits to employees on long-term disability. The plan is a comprehensive indemnity-type plan which covers nonunion employees on long-term disability. There is no length of service requirement. The plan incorporates coinsurance payments and deductibles. The Company does not fund the plan. The postemployment obligation included in the consolidated balance sheets at January 3, 1998 and December 28, 1996 was $4.7 million and $4.6 million, respectively.


13.   INCOME TAXES

    The components of income tax expense (benefit) were as shown below:

                                                                        Forty-Eight    ||  Four Weeks
                                                     YEAR ENDED         Weeks Ended    ||    Ended            Year Ended
                                                     JANUARY 3,         December 28,   ||  January 26,       December 30,
                                                        1998                1996       ||     1996               1995
                                                   ---------------    ---------------- ||---------------   ----------------
                                                                                 (IN THOUSANDS)
                                                                                       ||
Current:                                                                               ||
  Federal.......................................    $     22,172       $          --   || $         --      $       1,526
  State.........................................           3,840                  --   ||           --                 --
                                                   ---------------    ---------------- ||---------------   ----------------
Current provision for income taxes..............          26,012                  --   ||           --              1,526
Deferred:                                                                              ||
  Federal.......................................          17,203              11,524   ||        6,490            (63,212)
  State.........................................           1,954               2,478   ||          843             (9,215)
  Valuation allowance (federal and state).......              --                  --   ||       (7,333)            70,442
                                                   ---------------    ---------------- ||---------------   ----------------
Deferred provision (benefit) for income taxes...          19,157              14,002   ||           --             (1,985)
                                                   ---------------    ---------------- ||---------------   ----------------
                                                    $     45,169       $      14,002   || $         --      $        (459)
                                                   ===============    ================ ||===============   ================

                            KEEBLER FOODS COMPANY

    The differences between the income tax expense (benefit) calculated at the federal statutory income tax rate and the Company's consolidated income tax expense (benefit) are as follows:

                                                                 Forty-Eight   ||   Four Weeks
                                                YEAR ENDED       Weeks Ended   ||     Ended           Year Ended
                                                JANUARY 3,       December 28,  ||   January 26,      December 30,
                                                   1998              1996      ||      1996              1995
                                              --------------    -------------- || --------------    --------------
                                                                         (IN THOUSANDS)
                                                                               ||
U.S. federal statutory rate................    $     37,643      $     11,140  ||  $         --      $    (64,843)
State income taxes (net of federal benefit)           3,766             1,608  ||            --            (8,208)
Deferred tax asset valuation adjustment....              --                --  ||            --            70,442
Intangible amortization....................           1,836             1,268  ||            --               828
Non-taxable items..........................           1,076               (14) ||            --               883
All others.................................             848                --  ||            --               439
                                              --------------    -------------- || --------------    --------------
                                               $     45,169      $     14,002  ||  $         --      $       (459)
                                              ==============    ============== || ==============    ==============

    The deferred tax assets and deferred tax (liabilities) recorded on the consolidated balance sheets consist of the following:


                                                                            JANUARY 3, 1998        December 28, 1996
                                                                         --------------------    --------------------
                                                                                        (IN THOUSANDS)
Depreciation.......................................................        $        (82,204)       $        (91,860)
Prepaid pension....................................................                 (16,164)                (17,050)
Inventory valuation................................................                  (5,257)                 (7,073)
Other..............................................................                     (88)                   (144)
                                                                         --------------------    --------------------
                                                                                   (103,713)               (116,127)
                                                                         --------------------    --------------------
Net operating loss carryforwards...................................                  80,195                  94,659
Postretirement/postemployment benefits.............................                  25,123                  24,997
Workers' compensation..............................................                  15,119                  16,703
Plant and facility closing costs and severance.....................                  10,996                  14,232
Incentives and deferred compensation...............................                  11,493                  11,658
Charitable contributions...........................................                   8,425                  10,067
Employee benefits..................................................                   9,583                   8,251
Other current assets...............................................                      --                   3,121
Other..............................................................                     442                   8,650
                                                                         --------------------    --------------------
                                                                                    161,376                 192,338
Valuation allowance................................................                 (84,350)                (84,350)
                                                                         --------------------    --------------------
                                                                           $        (26,687)       $         (8,139)
                                                                         ====================    ====================

    Net operating loss carryforwards total approximately $203.2 million through 1997 and expire in 2008 through 2011. Pursuant to the terms of the Keebler acquisition, the predecessor company retained the right to use the net operating losses for potential carrybacks. Any unused operating losses are then available to Keebler, but are significantly restricted under current tax law. Therefore, all net operating loss carryforwards have been fully reserved due to the uncertainty of their realization.

    Income taxes paid, net of refunds, were approximately $9.9 million, $1.6 million, and $2.3 million for the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996, and the year ended December 30, 1995, respectively. There were no taxes paid or refunded during the four weeks ended January 26, 1996.

                            KEEBLER FOODS COMPANY

14.   SHAREHOLDERS' EQUITY

    There were no cash dividends declared for the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996, the four weeks ended January 26, 1996, and the year ended December 30, 1995. The Company's ability to pay cash dividends is limited by the Credit Agreement and the Senior Subordinated Notes. The most restrictive dividend restriction exists under the terms of the Credit Agreement which limits dividends to $25.0 million.

    On July 29, 1997, the Board of Directors of the Company approved a 1-for-10 reverse stock split of the Company's common stock. In addition, on January 22, 1998, the Board of Directors approved a 57.325-for-1 stock split of the common stock. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect the stock splits as if they had been effective January 26, 1996.

    As a result of the Sunshine acquisition in 1996, the Company issued GFI 5,675,633 shares of the Company's common stock and a warrant to purchase 6,135,781 shares of the Company's common stock. The shares of $.01 par value stock were valued at $3.23 per share. The warrant is exercisable at $3.23 per share over a seven year period, beginning June 4, 1996 and expiring June 4, 2003. The total value of the stock and warrant held by GFI was $23.6 million at December 28, 1996. Subsequent to the Merger, the stock and warrant held by GFI were transferred to Bermore and reissued for the same value in the name of the Company. At January 3, 1998, the warrant had not been exercised.

    During the forty-eight weeks ended December 28, 1996, management invested $3.7 million in exchange for 1,963,361 shares of the Company's common stock. The Company repurchased 1,657,036 shares of the common stock to be sold to management from Flowers and Artal for $2.9 million. The additional 306,325 shares of common stock were issued and sold to management for $0.8 million.


15.   STOCK OPTION PLAN

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for employee stock options. Under the Company's 1996 Stock Option Plan 9,673,594 shares of the Company's stock were authorized for future grant. There were 7,031,198 options granted in 1996. In 1997, there were an additional 49,873 options granted to management personnel and no forfeitures of the Company's stock options. All options granted have ten year terms and vest at the end of nine years. Vesting can be accelerated on a pro rata basis over the first five years after grant if certain Company performance measures are achieved.

    The following table summarizes stock option activity:

                                                                                          Forty-Eight Weeks Ended
                                                    YEAR ENDED JANUARY 3, 1998               December 28, 1996
                                                 ---------------------------------   ----------------------------------
                                                                      WEIGHTED                           Weighted
                                                                      AVERAGE                            Average
                                                    OPTIONS        EXERCISE PRICE       Options       Exercise Price
                                                 --------------   ----------------   -------------   ----------------
Outstanding at the beginning of the period...        6,802,471            $ 1.98               --            $   --
Granted......................................           49,873              5.23        7,031,198              1.98
Exercised....................................               --                --               --                --
Forfeited....................................               --                --          228,727              1.74
Expired......................................               --                --               --                --
                                                 --------------                      -------------
Outstanding at the end of the period.........        6,852,344            $ 2.01        6,802,471            $ 1.98
                                                 ==============                      =============
Exercisable at the period end................        1,587,243                --               --                --
                                                 ==============                      =============

                            KEEBLER FOODS COMPANY

15.   STOCK OPTION PLAN (CONTINUED)

    Exercise prices as of January 3, 1998 for options outstanding arising from the July 1997 grant (49,873 options), the December 1996 grant (1,114,398 options), and the May 1996 grant (5,688,073 options) were $5.23, $3.23, and $1.74, respectively. The weighted average fair value for options granted in 1997 was $5.23. The weighted average remaining contractual life of the options is approximately eight years.

    Pro forma information regarding net income is required by the SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a present value approach with the following weighted-average assumptions: risk-free interest rate of 6.0%; no expected dividend yield; volatility of zero; and a weighted-average expected life of the option of five years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and basic earnings per share would have been approximately $55.0 million and $0.71 per share for the year ended January 3, 1998 and $14.0 million and $0.19 per share for the forty-eight weeks ended December 28, 1996, respectively.


16.   RESTRUCTURING CHARGE

     In 1993, the predecessor company had recorded an operating charge of $122.7 million to restructure operations. During the first four weeks of 1996, there was no spending against the restructuring reserves. The restructuring reserve balance was $38.2 million at January 26, 1996, and was not a cost assumed as part of the Keebler acquisition. There were no restructuring reserves at January 3, 1998 and December 28, 1996.


17.    DISCONTINUED OPERATIONS

    During July 1995, the predecessor company adopted plans to discontinue the operations of the Frozen Food businesses. On January 9, 1996, UB Investments (Netherlands) B.V. sold the Frozen Food businesses to the Windsor Food Company Ltd. for $70.0 million. A gain on sale of $18.9 million was recorded during the four weeks ended January 26, 1996. Income tax expense was not recognized on the gain on the sale of the Frozen Food businesses as the predecessor company did not provide for any income taxes during the four weeks ended January 26, 1996.

    Net sales from these operations were $70.9 million for the year ended December 30, 1995. Expenses charged against discontinued operations include expenses associated with the costs of production, marketing, and specific administrative expenses. Expenses do not include an allocation of shared selling, distribution, and general administrative costs. Income from discontinued operations relating to the Frozen Food businesses was $7.3 million for the year ended December 30, 1995. Income tax expense was not recognized for discontinued operations in 1995 due to the Company having a net loss on a consolidated basis. There were no operating activities for the Frozen Food businesses during the four weeks ended January 26, 1996 as the sale was effective as of December 31, 1995. The net assets of the Frozen Food businesses as of December 30, 1995 were $47.7 million. Included in the net assets were primarily inventory, other current assets, property, plant, and equipment, and certain current liabilities and accruals.

                            KEEBLER FOODS COMPANY

18.   AFFILIATE TRANSACTIONS

    On December 29, 1995, the predecessor company transferred certain assets and the stock of the Frozen Food businesses to U.B. Investments (Netherlands) B.V. for promissory notes that aggregated $70.0 million. On January 9, 1996, U.B. Investments (Netherlands) B.V. sold both these assets and stock to Windsor Food Company Ltd. for $70.0 million, effective December 31, 1995. The aggregate carrying value of these businesses and assets reflected in the December 30, 1995 consolidated balance sheet is $47.7 million, consisting primarily of goodwill of $22.0 million, property, plant, and equipment of $21.2 million, and inventory of $7.6 million, which resulted in a pre-tax realized gain, net of a $3.4 million charge for severance arising from the sale, of $18.9 million for UBIUS.

     On December 29, 1995, the predecessor company sold the stock of both U.B.F.C., Inc. and U.B.H.C., Inc. to U.B. Investments plc. for $100 each which resulted in no significant gain or loss.

    Near the end of 1995, and in consideration of completing various pending stock and asset purchase agreements, as described in Note 4, the predecessor company entered into several transactions with affiliated companies within United Biscuits (Holdings) plc. The accompanying consolidated financial statements have not been adjusted to reflect these transactions which are summarized below, as it is the Company's policy to only give effect to dispositions resulting in a gain on the completion of the transaction with the ultimate third party acquirer.

    On November 30, 1995, Keebler Company sold to UB Group Ltd., ultimately United Biscuits (Holdings) plc., for a $5.0 million affiliate receivable, the entire rights, titles and interests in certain logos, trade names, trademarks, and service marks registered or pending registration by Keebler Company in Australia, New Zealand, Asia, and Europe. The proceeds of this transaction were offset by certain legal fees and registration and licensing costs aggregating $0.5 million. The net gain on the sale of these trademarks is included in other costs and expenses for the year ended December 30, 1995.

    In 1995, the predecessor company conducted business with various affiliated companies that ultimately were under the control of United Biscuits (Holdings) plc. Transactions with related parties included working capital financing and the purchase of product for resale in the United States. Purchases of product from affiliated companies for resale in the United States were $11.3 million for the year ended December 30, 1995.


19.    NET INCOME PER SHARE

    Earnings per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period. The common equivalent shares relate to the 1996 Stock Option Plan and the warrant issued in connection with the Sunshine acquisition and are calculated using the treasury stock method.

                            KEEBLER FOODS COMPANY

    The following table sets for the computation of basic and diluted net income per share:


                                                                                                  Forty-Eight
                                                                              YEAR ENDED          Weeks Ended
                                                                            JANUARY 3, 1998    December 28, 1996
                                                                           -----------------   -----------------
                                                                                      (IN THOUSANDS)
NUMERATOR:
   Income from operations before extraordinary item.....................      $     62,381        $     17,677
   Extraordinary item, net of tax.......................................             5,396               1,925
                                                                           -----------------   -----------------
   Net income...........................................................      $     56,985        $     15,752
                                                                           =================   =================
DENOMINATOR:
   Denominator for Basic Earnings Per Share
        Weighted average shares.........................................            77,604              75,244
   Effect of Dilutive Securities:
        Stock options...................................................             2,168                 832
        Warrants........................................................               790                  --
                                                                           -----------------   -----------------
        Diluted potential common shares.................................             2,958                 832
                                                                           -----------------   -----------------
   Denominator for Diluted Earnings Per Share...........................            80,562              76,076
                                                                           =================   =================

     Options to purchase 56,216 shares of common stock at $3.23 per share were outstanding at December 28, 1996, but were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive.


20.   FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair market value of financial instruments, which includes short and long-term borrowings, was estimated using discounted cash flow analyses based on current interest rates which would be obtained for similar financial instruments. The carrying amounts of these financial instruments approximate fair value.

    The Company often enters into exchange traded commodity futures and options contracts to protect the Company against a portion of adverse raw material price movements. Gains or losses realized from the liquidation or expiration of the contracts are recognized as part of the cost of raw materials. Gains or losses are deferred in inventory until realized. Cost of sales was increased by losses on futures and options transactions of $3.8 million in 1997, and reduced by gains on futures and options transactions of $0.8 million for the forty-eight weeks ended December 28, 1996, and $3.4 million in 1995. Operations for the four weeks ended January 26, 1996, was unaffected by gains or losses on futures and options as the $0.5 million loss was recorded as an adjustment to the opening balance sheet. As of January 3, 1998, $4.9 million in unrealized futures and options contract losses have been deferred in inventory. The notional amount of open futures and options contracts at January 3, 1998 was $58.1 million and $0.7 million, respectively. The open contracts will expire between March 1998 and November 1998.

                            KEEBLER FOODS COMPANY

21.    UNAUDITED QUARTERLY FINANCIAL DATA

    Results of operations for each of the four quarters of the fiscal years ended January 3, 1998 and December 28, 1996 follow. Each quarter represents a period of twelve weeks except the first quarter which includes sixteen weeks. In 1996, earnings per share amounts have been restated to comply with SFAS No. 128, "Earnings per Share" (See Note 19).

                                               Quarter 1           Quarter 2           Quarter 3           Quarter 4
                                           ------------------- ------------------- ------------------- -------------------
                                              1997     1996*      1997      1996     1997      1996      1997**     1996
                                           --------- --------- --------- --------- --------- --------- --------- ---------
                                                               (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales.............................       $597.0    $335.3    $459.8    $383.8    $485.3    $452.3    $523.1    $474.1
Gross profit..........................        337.0     177.8     259.7     197.9     277.0     235.0     303.5     260.6
Income before extraordinary item......          7.6       1.3      13.0       0.5      18.5       0.8      23.3      15.1
Extraordinary item....................          2.7        --        --       1.9        --        --       2.7        --
Net income (loss).....................          4.9       1.3      13.0      (1.4)     18.5       0.8      20.6      15.1

Basic net income (loss) per share:
   Income before extraordinary item...        $0.10     $0.02     $0.16    $ 0.01     $0.24     $0.01     $0.30     $0.20
   Extraordinary item.................         0.04        --        --      0.03        --        --      0.03        --
                                           --------- --------- --------- --------- --------- --------- --------- ---------
   Net income (loss)..................        $0.06     $0.02     $0.16    $(0.02)    $0.24     $0.01     $0.27     $0.20
                                           ========= ========= ========= ========= ========= ========= ========= =========
Weighted average shares...............         77.6      71.7      77.6      74.4      77.6      77.5      77.6      77.5
                                           ========= ========= ========= ========= ========= ========= ========= =========
Diluted net income (loss) per share:
   Income before extraordinary item...        $0.10     $0.02     $0.16    $ 0.01     $0.23     $0.01     $0.28     $0.19
   Extraordinary item.................         0.04        --        --      0.02        --        --      0.03        --
                                           --------- --------- --------- --------- --------- --------- --------- ---------
   Net income (loss)..................        $0.06     $0.02     $0.16    $(0.01)    $0.23     $0.01     $0.25     $0.19
                                           ========= ========= ========= ========= ========= ========= ========= =========
Weighted average shares...............         79.2      71.7      79.2      75.2      81.3      79.1      81.7      79.1
                                           ========= ========= ========= ========= ========= ========= ========= =========
----------

*  Quarter 1, 1996 excludes the financial data of the predecessor company for the four weeks ended January 26, 1996.
** Quarter 4, 1997 includes thirteen weeks as fiscal 1997 is a fifty-three week year.


22.    SUBSEQUENT EVENTS

    The consolidated financial statements reflect the Company's declaration of a 57.325-for-1 stock split of common stock ("Stock Split") effective January 22, 1998. The Stock Split was effected in the form of a stock dividend. Accordingly, all references in the consolidated financial statements to number of shares, options, warrants, and the related prices, as well as per share amounts and the average number of shares outstanding, have been restated to reflect these changes.

    On January 29, 1998, the Company made a public offering of 13,386,661 shares of common stock (the "Offering"). Concurrent with the Offering, Bermore exercised a warrant to purchase 6,135,781 shares of common stock. The exercise of the warrant resulted in the Company receiving $19.8 million of cash proceeds. All of the shares in the Offering were sold by Artal and Bermore, with no proceeds from the Offering going to the Company. As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore so that its ownership of outstanding common stock increased from approximately 45% to 55%. Sales of shares and the exercise of the warrant resulted in Artal's ownership decreasing from approximately 45% to 21%, and Bermore's ownership decreasing from approximately 7% to 6% of outstanding common stock. Management's ownership remained at approximately 2%, with the balance of the outstanding common stock being sold to non-affiliates.

                        REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND SHAREHOLDERS OF KEEBLER FOODS COMPANY

Our report on the consolidated financial statements of Keebler Foods Company and Subsidiaries and UB Investments US Inc. and Subsidiaries is included on page F-2 of the Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of the Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                             COOPERS & LYBRAND L.L.P.



Chicago, Illinois
February 18, 1998


ITEM 14 (D).    FINANCIAL STATEMENT SCHEDULE                                                                  SCHEDULE II

                                                 KEEBLER FOODS COMPANY
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (NOTE 1)
                  FOR THE YEAR ENDED JANUARY 3, 1998, THE FORTY-EIGHT WEEKS ENDED DECEMBER 28, 1996,
                      THE FOUR WEEKS ENDED JANUARY 26, 1996, AND THE YEAR ENDED DECEMBER 30, 1995

                                                    (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                    COL. A                        COL. B                 COL. C                COL. D          COL. E
------------------------------------------------------------------------------------------------------------------------


                                                                       ADDITIONS
                                                                -------------------------
                                                 BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE AT
                                                 BEGINNING        COSTS/         OTHER                           END
                 DESCRIPTION                     OF PERIOD       EXPENSES       ACCOUNTS        DEDUCTIONS     OF PERIOD
-----------------------------------------------  ----------     ----------     ----------     --------------  ----------

Those valuation and qualifying accounts
      which are deducted in the balance sheet
      from the assets to which they apply:

YEAR ENDED JANUARY 3, 1998
      For discounts and doubtful accounts        $   5,390      $  18,970      $       -      $ (19,395)(1)   $   4,965
                                                 ==========     ==========     ==========     ==========      ==========
      For deferred taxes                         $  84,350      $       -      $       -      $       -       $  84,350
                                                 ==========     ==========     ==========     ==========      ==========
      For inventory reserves                     $   5,508      $   9,716      $       -      $  (8,442)(2)   $   6,782
                                                 ==========     ==========     ==========     ==========      ==========

FORTY-EIGHT WEEKS ENDED DECEMBER 28, 1996
      For discounts and doubtful accounts        $   4,181      $  14,399      $     907 (3)  $ (14,097)(1)   $   5,390
                                                 ==========     ==========     ==========     ==========      ==========
      For deferred taxes                         $ 109,484      $       -      $       -      $ (25,134)(4)   $  84,350
                                                 ==========     ==========     ==========     ==========      ==========
      For inventory reserves                     $   9,578 (5)  $   3,370      $       -      $  (7,440)(6)   $   5,508
                                                 ==========     ==========     ==========     ==========      ==========

========================================================================================================================

FOUR WEEKS ENDED JANUARY 26, 1996
      For discounts and doubtful accounts        $   3,558      $   1,577      $       -      $    (954)(1)   $   4,181
                                                 ==========     ==========     ==========     ==========      ==========
      For deferred taxes                         $ 116,817      $  (7,333)     $       -      $       -       $ 109,484
                                                 ==========     ==========     ==========     ==========      ==========
      For inventory reserves                     $     637      $     378      $       -      $       -       $   1,015
                                                 ==========     ==========     ==========     ==========      ==========

YEAR ENDED DECEMBER 30, 1995
      For discounts and doubtful accounts        $   1,747      $  13,801      $       -      $ (11,990)(1)   $   3,558
                                                 ==========     ==========     ==========     ==========      ==========
      For deferred taxes                         $  46,375      $  70,442      $       -      $       -       $ 116,817
                                                 ==========     ==========     ==========     ==========      ==========
      For inventory reserves                     $   1,136      $       -      $       -      $    (499)(2)   $     637
                                                 ==========     ==========     ==========     ==========      ==========


Note 1: Schedule II - Valuation and Qualifying Accounts includes certain financial data of Keebler Foods Company ("the Company") for the year ended January 3, 1998 and for the forty-eight  weeks ended December 28, 1996, as well as certain  financial data of
        UB Investments US, Inc.  ("UBIUS"),  the predecessor  company,  for the four weeks ended January 26, 1996, the date on which
        UBIUS was acquired by INFLO Holdings  Corporation  ("INFLO"),  and the year ended December 30, 1995. The distinction between the Company's and the predecessor company's financial data has been made by inserting a double line.


 (1)  Primarily charges against reserves, net of recoveries.
 (2)  Inventory write-offs.
 (3)  Amount acquired in the acquisition of Sunshine Biscuits, Inc.
 (4)  Adjustment to reduce the valuation allowance as a result of the acquisition of the Company.
 (5)  Includes inventory reserves established in the acquisition of the Company.
 (6)  Adjustment to reduce reserve.

                                                                S-2

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------      ------------------------------------------------------------------
   2.1        Plan and  Agreement  of Merger  dated  November  20, 1997  between
              Keebler Foods Company  ("Keebler") and INFLO Holdings  Corporation
              ("INFLO") (incorporated herein by reference to Exhibit 2.1 of Keebler's Registration Statement on Form S-1 previously filed with the Securities and Exchange Commission (the "Commission") (File
              No. 333-42075) (the "1998 Registration Statement"))

   3.1 Amended and Restated Certificate of Incorporation of Keebler (incorporated herein by reference to Exhibit 3.1 of the 1998 Registration Statement)

   3.2 Amended and Restated By-Laws of Keebler (incorporated herein by reference to Exhibit 3.2 of the 1998 Registration Statement)

   4.1 Indenture dated as of June 15, 1996 among Keebler, the guarantors named therein, and The U.S. Trust Company of New York ("Trustee") (incorporated herein by reference to Exhibit 4.1 of Keebler's Registration Statement on Form S-4 previously filed with the Commission (File No. 333-8379)(the "1996 Registration Statement"))

   4.2 The 10 3/4% Senior Subordinated Note due 2006 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 of the 1996 Registration Statement)

   10.1 Stockholders' Agreement dated as of January 26, 1996 among INFLO, Artal Luxembourg S.A. ("Artal"), and Flowers Industries, Inc. ("Flowers") (incorporated herein by reference to Exhibit 10.1 of the 1996 Registration Statement)

   10.2 Stock Purchase Agreement dated November 5, 1995 between INFLO and UB Investments (Netherlands) B.V. ("UB Investments") (incorporated herein by reference to Exhibit 10.2 of the 1996 Registration Statement)

   10.3 Amendment Agreement dated as of January 26, 1996 between INFLO and UB Investments (incorporated herein by reference to Exhibit 10.3 of the 1996 Registration Statement)

   10.4 Distribution Agreement dated as of January 26, 1996 between United Biscuits (UK) Limited ("UBL") and Shaffer, Clarke & Co., Inc. ("Shaffer") (incorporated herein by reference to Exhibit 10.5 of the 1996 Registration Statement)

   10.5 Trademark License Agreement dated as of January 26, 1996 between UBL and Shaffer (incorporated herein by reference to Exhibit 10.6 of the 1996 Registration Statement)

   10.6 Borrower Pledge Agreement dated as of January 26, 1996 made by Keebler in favor of The Bank of Nova Scotia (the "Bank") (incorporated herein by reference to Exhibit 10.7(e) of the 1996 Registration Statement)

   10.7 Acknowledgment and Supplement to Borrower Pledge Agreement dated June 4, 1996 made by Keebler in favor of the Bank (incorporated herein by reference to Exhibit 10.7(f) of the 1996 Registration Statement)

   10.8 Subsidiary Pledge Agreement dated as of January 26, 1996 made by each of the Keebler's subsidiaries listed as parties thereto in favor of the Bank (incorporated herein by reference to Exhibit 10.7(g) of the 1996 Registration Statement)

   10.8(a) First Amendment and Supplement to Subsidiary Pledge Agreement by certain subsidiaries of Keebler dated November 25, 1997 in favor of the Bank (incorporated herein by reference to Exhibit 10.8(a) of the 1998 Registration Statement)

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------      ------------------------------------------------------------------
  10.9        Management Stockholder's Agreement between INFLO and Key Employees of INFLO (incorporated herein by reference to Exhibit 10.8 of the 1996 Registration Statement)

  10.10       Non-Qualified   Stock  Option  Agreement  between  INFLO  and  Key
              Employees  of INFLO  (incorporated  herein by reference to Exhibit
              10.9 of the 1996 Registration Statement)

  10.11 1996 Stock Purchase and Option Plan for Key Employees of INFLO (incorporated herein by reference to Exhibit 10.10 of the 1996 Registration Statement)

  10.12       Sale  Participation   Agreement  among  Artal,  Flowers,  and  Key
              Employees  of INFLO  (incorporated  herein by reference to Exhibit
              10.11 of the 1996 Registration Statement)

  10.13 Stock Purchase Agreement dated June 4, 1996 among INFLO, Keebler, and G.F. Industries, Inc. ("GFI")(incorporated herein by reference to Exhibit 10.12 of the 1996 Registration Statement)

  10.14 GFI Stockholder's Agreement dated June 4, 1996 among INFLO, GFI, Artal, and Flowers (incorporated herein by reference to Exhibit
              10.13 of the 1996 Registration Statement)

  10.15 Warrant to Purchase Shares of Common Stock of INFLO (incorporated herein by reference to Exhibit 10.14 of the 1996 Registration Statement)

  10.16 Second Amended and Restated Credit Agreement dated April 8, 1997 among Keebler, the Bank, and the other parties thereto (the "Credit Agreement") (incorporated herein by reference to Exhibit
              10.15 of Keebler's Quarterly Report on Form 10-Q previously filed with the Commission on November 10, 1997 (the "Quarterly Report"))

  10.17 First Amendment to the Credit Agreement dated October 3, 1997 among Keebler, the Bank, and the other parties thereto (incorporated herein by reference to Exhibit 10.15(a) of the Quarterly Report)

  10.18 Second Amendment to the Credit Agreement dated November 17, 1997 between Keebler, the Bank, and other parties thereto (incorporated by reference to Exhibit 10.19 of the 1998 Registration Statement)

  10.19 Third Amendment and Waiver to the Second Amended and Restated Credit Agreement dated January 5, 1998 between Keebler, the Bank, and the other parties thereto (incorporated herein by reference to Exhibit 10.20 of the 1998 Registration Statement)

  10.20 Stock Appreciation Rights Plan of Keebler for Certain Management Employees dated March 4, 1997 (incorporated herein by reference to Exhibit 10.16 of the Quarterly Report)

  10.21       Artal Stock Purchase Agreement among Artal,  Flowers,  and Keebler
              (incorporated   by  reference  to   Exhibit  10.22  of  the   1998
              Registration Statement)

  10.22 Bermore Stock Purchase Agreement among Artal, Flowers, Bermore, and Keebler (incorporated by reference to Exhibit 10.23 of the 1998 Registration Statement)

  10.23       Employment and Severance Agreement between Keebler and Sam K. Reed
              (incorporated   by   reference   to Exhibit  10.24  of  the   1998
              Registration Statement)

  10.24 Employment and Severance Agreement between Keebler and certain executive officers (incorporated by reference to Exhibit 10.25 of the 1998 Registration Statement)

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------      ------------------------------------------------------------------
  10.25       1998 Omnibus  Stock Incentive  Plan of  Keebler  (incorporated  by reference  to  Exhibit  10.26 of the 1998  Registration Statement)

  10.26 Non-Employee Director Stock Plan of Keebler (incorporated by reference to Exhibit 10.27 of the 1998 Registration Statement)

  10.27       Amendments   to   the   1996   Non-Qualified   Option   Agreements
              (incorporated   by  reference   to  Exhibit   10.28  of  the  1998
              Registration Statement)

  10.28 Supplement to Subsidiary Guaranty (Hollow Tree) (incorporated by reference to Exhibit 10.29 of the 1998 Registration Statement)

  10.29 Supplement to Subsidiary Guaranty (Elfin Equity) (incorporated by reference to Exhibit 10.30 of the 1998 Registration Statement)

  10.30 Amendment No. 1 to Management Stockholder's Agreement (Non-Executives) (incorporated by reference to Exhibit 10.31.1 of the 1998 Registration Statement)

  10.31 Amendment No. 1 to Management Stockholder's Agreement (Executives other than O'Neill, Walsh, and Spear) (incorporated by reference to Exhibit 10.31.2 of the 1998 Registration Statement)

  10.32 Amendment No. 1 to Management Stockholder's Agreement (O'Neill, Walsh, and Spear) (incorporated by reference to Exhibit 10.31.3 of the 1998 Registration Statement)

  21 Subsidiaries of Keebler (incorporated herein by reference to Exhibit 21 of the 1998 Registration Statement)

  27          Financial Data Schedule