Form 10-Q
period 1998-04-25
KEEBLER FOODS CO
filed 1998-05-26
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 25, 1998

                                       OR

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM         TO

                      COMMISSION FILE NUMBER: NO. 001-13705

                              --------------------

                              KEEBLER FOODS COMPANY
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    36-3839556
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

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MAY 22, 1998: 83,934,077.

PART I:  FINANCIAL INFORMATION
    ITEM 1:  FINANCIAL STATEMENTS

                                              KEEBLER FOODS COMPANY

                                           CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)

                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  APRIL 25,        January 3,
                                                                                    1998              1998
                                                                              ----------------- -----------------
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                                      $    27,333       $    27,188
    Trade accounts and notes receivable, net                                           104,576            98,963
    Inventories, net:
        Raw materials                                                                   28,365            25,543
        Package materials                                                                9,042             7,306
        Finished goods                                                                  79,050            78,131
        Other                                                                            1,254             1,482
                                                                              ----------------- -----------------
                                                                                       117,711           112,462

    Deferred income taxes                                                               44,333            42,730
    Other                                                                               20,854            20,303
                                                                              ----------------- -----------------
        Total current assets                                                           314,807           301,646

PROPERTY, PLANT, AND EQUIPMENT, NET                                                    474,123           478,121

TRADEMARKS AND TRADE NAMES, NET                                                        152,936           154,146

GOODWILL, NET                                                                           46,683            47,059

PREPAID PENSION                                                                         42,166            43,060

ASSETS HELD FOR SALE                                                                     3,742             3,742

OTHER ASSETS                                                                            14,188            15,077
                                                                              ----------------- -----------------
        Total assets                                                               $ 1,048,645       $ 1,042,851
                                                                              ================= =================

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 2

                                              KEEBLER FOODS COMPANY

                                           CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)

                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  APRIL 25,        January 3,
                                                                                    1998              1998
                                                                              ----------------- -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current maturities of long-term debt                                           $    29,315       $    26,365
    Trade accounts payable                                                              97,412           126,213
    Other liabilities and accruals                                                     214,929           194,923
    Income taxes payable                                                                 6,426            13,784
    Plant and facility closing costs and severance                                       6,112             6,900
                                                                              ----------------- -----------------
        Total current liabilities                                                      354,194           368,185

LONG-TERM DEBT                                                                         264,140           272,390

OTHER LIABILITIES:
    Deferred income taxes                                                               68,258            69,417
    Postretirement/postemployment obligations                                           62,756            60,605
    Plant and facility closing costs and severance                                      13,800            15,578
    Deferred compensation                                                               16,867            18,669
    Other                                                                               15,717            15,956
                                                                              ----------------- -----------------
        Total other liabilities                                                        177,398           180,225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock ($.01 par value; 100,000,000 shares authorized and                       -                 -
        none issued)
    Common stock ($.01 par value; 500,000,000 shares authorized and
        83,934,077 and 77,595,213 shares issued, respectively)                             839               776
    Additional paid-in capital                                                         168,707           148,613
    Retained earnings                                                                   86,777            72,737
    Treasury stock                                                                      (3,410)              (75)
                                                                              ----------------- -----------------
        Total shareholders' equity                                                     252,913           222,051
                                                                              ----------------- -----------------
        Total liabilities and shareholders' equity                                 $ 1,048,645       $ 1,042,851
                                                                              ================= =================

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 3

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   SIXTEEN           Sixteen
                                                                 WEEKS ENDED       Weeks Ended
                                                               APRIL 25, 1998    April 19, 1997
                                                              ----------------  ----------------
NET SALES                                                           $ 636,746         $ 597,034

COSTS AND EXPENSES:
   Cost of sales                                                      264,087           260,019
   Selling, marketing, and administrative expenses                    338,175           308,543
   Other                                                                2,808             2,920
                                                              ----------------  ----------------
INCOME FROM OPERATIONS                                                 31,676            25,552

   Interest (income)                                                     (389)             (145)
   Interest expense                                                     7,830            12,559
                                                              ----------------  ----------------
INTEREST EXPENSE, NET                                                   7,441            12,414
                                                              ----------------  ----------------

INCOME BEFORE INCOME TAX EXPENSE                                       24,235            13,138
   Income tax expense                                                  10,195             5,525
                                                              ----------------  ----------------

INCOME BEFORE EXTRAORDINARY ITEM                                       14,040             7,613

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of tax                        -              2,692
                                                              ----------------  ----------------
NET INCOME                                                          $  14,040         $   4,921
                                                              ================  ================

BASIC NET INCOME PER SHARE:
   Income before extraordinary item                                 $    0.17         $    0.10
   Extraordinary item                                                      -               0.04
                                                              ----------------  ----------------
   Net income                                                       $    0.17         $    0.06
                                                              ================  ================
WEIGHTED AVERAGE SHARES OUTSTANDING                                    82,339            77,626
                                                              ================  ================

DILUTED NET INCOME PER SHARE:
   Income before extraordinary item                                 $    0.16         $    0.10
   Extraordinary item                                                      -               0.04
                                                              ----------------  ----------------
   Net income                                                       $    0.16         $    0.06
                                                              ================  ================
WEIGHTED AVERAGE SHARES OUTSTANDING                                    87,138            79,246
                                                              ================  ================

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 4

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)

                                                                                    SIXTEEN               Sixteen
                                                                                  WEEKS ENDED           Weeks Ended
                                                                                APRIL 25, 1998         April 19, 1997
                                                                              ------------------    -------------------
CASH FLOWS (USED BY) PROVIDED FROM OPERATING ACTIVITIES
    Net income                                                                        $  14,040             $    4,921
    Adjustments to reconcile net income to cash from
        operating activities:
        Depreciation and amortization                                                    16,236                 17,154
        Deferred income taxes                                                            (2,762)                   889
        Accretion on Seller Note                                                              -                    793
        Loss on early extinguishment of debt, net of tax                                      -                  2,692
        Loss (gain) on sale of property, plant, and equipment                               133                    (95)
    Changes in assets and liabilities:
        Trade accounts and notes receivable, net                                         (5,613)                 8,124
        Inventories, net                                                                 (5,249)               (15,894)
        Income taxes payable                                                             (7,358)                (1,564)
        Other current assets                                                               (551)                 1,103
        Deferred debt issue costs                                                             -                 (1,250)
        Trade accounts payable and other current liabilities                             (8,793)                 2,290
        Plant and facility closing costs and severance                                   (2,564)                (9,904)
    Other, net                                                                            1,351                   (534)
                                                                              ------------------    -------------------
           Cash (used by) provided from operating activities                             (1,130)                 8,725

CASH FLOWS (USED BY) PROVIDED FROM INVESTING ACTIVITIES
    Capital expenditures                                                                (10,415)                (8,261)
    Proceeds from property disposals                                                        168                  3,925
                                                                              ------------------    -------------------
           Cash (used by) provided from investing activities                            (10,247)                (4,336)

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
    Purchase of treasury stock                                                           (3,335)                   (75)
    Exercise of options and warrant                                                      20,157                      -
    Long-term debt borrowings                                                                 -                109,750
    Long-term debt repayments                                                            (5,300)              (157,800)
    Revolving Loan facility, net                                                              -                 32,816
                                                                              ------------------    -------------------
           Cash provided from (used by) financing activities                             11,522                (15,309)
                                                                              ------------------    -------------------
           Increase (decrease) in cash and cash equivalents                                 145                (10,920)
           Cash and cash equivalents at beginning of period                              27,188                 11,954
                                                                              ------------------    -------------------
           Cash and cash equivalents at end of period                                 $  27,333             $    1,034
                                                                              ==================    ===================


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 5

                              KEEBLER FOODS COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------

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

BUSINESS AND OWNERSHIP

Keebler Foods Company (the "Company") was acquired by INFLO Holdings Corporation ("INFLO") on January 26, 1996. INFLO was owned by Artal Luxembourg S. A. ("Artal"), a private investment company, Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company, Bermore, Limited ("Bermore"), a privately held corporation and the parent of G.F. Industries, Inc., and certain members of the Company's current management. On November 20, 1997, INFLO was merged into Keebler Corporation, and subsequently changed its name to Keebler Foods Company. The Company made an initial public offering (the "Offering") of 13,386,661 shares of common stock on January 29, 1998. As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore which increased its ownership from approximately 45% to 55%. Artal, having sold shares to both Flowers and the public, retained ownership of approximately 21%. Bermore exercised a warrant in exchange for 6,135,781 shares of common stock, sold shares to both Flowers and the public, and retained ownership of approximately 6%. Management's ownership remained at approximately 2%, with the balance of the outstanding common stock being sold to non-affiliates.

FISCAL PERIODS PRESENTED

The Company's fiscal year consists of thirteen four-week periods (52 or 53 weeks) and ends on the Saturday nearest December 31. The first quarter consists of four four-week periods.

RECLASSIFICATIONS

Certain reclassifications of prior period data have been made to conform with the current period reporting.


2.  SHAREHOLDERS' EQUITY

COMMON STOCK

The consolidated financial statements reflect the Company's declaration of a 57.325-for-1 stock split of common stock (the "Stock Split") effective January 22, 1998. The Stock Split was effected in the form of a stock dividend. Accordingly, all references in the consolidated financial statements to number of shares, options, warrants, and the related prices, as well as per share amounts and the average number of shares outstanding, have been restated to reflect these changes.

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)



On January 29, 1998, the Company made a public offering of 13,386,661 shares of common stock. Concurrent with the Offering, Bermore exercised a warrant to purchase 6,135,781 shares of common stock. The exercise of the warrant resulted in the Company receiving $19.8 million of cash proceeds. All of the shares in the Offering were sold by Artal and Bermore, with no proceeds from the Offering going to the Company.

TREASURY STOCK

In March 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to $30.0 million in shares of the Company's common stock. The buyback program was primarily instituted to offset dilution which may result from the exercise and sale of shares related to employee stock options. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of shareholders' equity. The Company utilizes the cost method for recording treasury stock transactions. Should the treasury shares be reissued, the Company intends to use a first-in, first-out method with the excess of repurchase cost over reissuance price treated as a reduction in retained earnings. Total treasury shares held were 157,894 and 42,994 at April 25, 1998 and January 3, 1998, respectively. The total cost of treasury stock held by the Company was approximately $3.4 million and $0.1 million at April 25, 1998 and January 3, 1998, respectively.


3.  NET INCOME PER SHARE

Basic net income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period.

The following table sets forth the computation of basic and diluted net income per share:

                                                                                        SIXTEEN                 Sixteen
                                                                                      WEEKS ENDED             Weeks Ended
                                                                                    APRIL 25, 1998          April 19, 1997
                                                                                  -------------------     ------------------
                                                                                                (IN THOUSANDS)
NUMERATOR:
   Income before extraordinary item.............................................       $      14,040           $      7,613
   Extraordinary item, net of tax...............................................                   -                  2,692
                                                                                  -------------------     ------------------
  Net income...................................................................        $      14,040           $      4,921
                                                                                  ===================     ==================
DENOMINATOR:
   Denominator for Basic Net Income Per Share
        Weighted average shares.................................................              82,339                 77,626
   Effect of Dilutive Securities:
        Stock options...........................................................               4,021                  1,620
        Warrants................................................................                 778                      -
                                                                                  -------------------     ------------------
        Diluted potential common shares.........................................               4,799                  1,620
                                                                                  -------------------     ------------------
   Denominator for Diluted Net Income Per Share.................................              87,138                 79,246
                                                                                  ===================     ==================

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)



At April 25, 1998, there were options to purchase 13,974 shares of common stock at $29.38 per share and 13,750 shares of common stock at $29.78 per share which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. There were no antidilutive securities at April 19, 1997.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of operations expressed as a percentage of net sales for the sixteen weeks ended April 25, 1998 and April 19, 1997 are set forth below:

                                                                                          Sixteen Weeks Ended
                                                                                -----------------------------------------
                                                                                  April 25, 1998         April 19, 1997
                                                                                ------------------     ------------------
NET SALES                                                                               100.0%                  100.0%
COSTS AND EXPENSES:
  Cost of sales                                                                          41.5                    43.5
  Selling, marketing, and administrative expenses                                        53.1                    51.7
  Other                                                                                   0.4                     0.5
                                                                                ------------------     ------------------
INCOME FROM OPERATIONS                                                                    5.0                     4.3
INTEREST EXPENSE, NET                                                                     1.2                     2.1
                                                                                ------------------     ------------------
INCOME BEFORE INCOME TAX EXPENSE                                                          3.8                     2.2
  Income tax expense                                                                      1.6                     0.9
                                                                                ------------------     ------------------
INCOME BEFORE EXTRAORDINARY ITEM                                                          2.2                     1.3
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net of tax                                        0.0                     0.5
                                                                                ------------------     ------------------
NET INCOME                                                                                2.2%                    0.8%
                                                                                ==================     ==================


NET SALES. Net sales for the first quarter of 1998 were $636.7 million, up 6.7% compared to net sales of $597.0 million for the comparable quarter in 1997. The net sales growth was driven primarily from selected price increases as well as an increase in sales volume. The majority of the price increases were initiated in the first quarter of 1998 coupled with some price increases which were instituted late in 1997. Volume gains, quarter-on-quarter, were achieved almost entirely from sales of new products and line extensions of existing products. Additionally, the sales mix in the first quarter of 1998 as compared to the first quarter of 1997, was more favorable which, to a lesser extent than price increases and volume gains, also contributed to the net sales growth.

GROSS PROFIT. Gross profit of $372.7 million for the first quarter of 1998 was $35.6 million higher or 2.0 percentage points better than the comparable period of 1997. The improvement achieved in gross profit was attributed to increased sales achieved through both increased prices and volume gains, a more profitable sales mix, and lower production costs. Raw material costs were down 2.5% in 1998 due to lower flour, sugar, and chocolate prices when compared to the prior year. Despite an increase in labor wage rates due to inflation, labor costs per unit improved quarter-on-quarter reflecting productivity gains from increased automation in the bakeries.

SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. Selling, marketing, and administrative expenses were $29.6 million higher for the sixteen weeks ended April 25, 1998, as compared to the sixteen weeks ended April 19, 1997. Increased spending was attributed primarily to higher marketing, sales force, and administrative  expenses  offset  partially  by lower  distribution  costs.  The overall increase in selling, marketing, and administrative expenses was attributed to increased sales volume. The majority of the increase was related to higher marketing expense which was in part due to more advertising activity and campaigns than the year-earlier quarter. Lower distribution expenses were attributed to improved inventory handling and deployment as well as higher volume passing through a more efficient fixed cost structure.

INCOME FROM OPERATIONS. Income from operations of $31.7 million for the sixteen weeks ended April 25, 1998 was $6.1 million higher than the comparable period in 1997. The improvement primarily resulted from improved gross margin attributed to increased net sales due to volume gains and increased prices, along with lower product costs, offset partially by higher selling, marketing, and administrative expenses.

INTEREST EXPENSE. Net interest expense was $7.4 million for the first quarter of 1998 compared to $12.4 million for the same period in 1997. The $5.0 million decrease in interest expense quarter-on-quarter was primarily due to a lower average debt balance and lower interest rates in 1998. The refinancing of the Credit Agreement, late in the first quarter of 1997, provided more favorable terms, fees, and interest rates and resulted in the early extinguishment of $53.2 million of debt. Additionally, in the fourth quarter of 1997, there was $70.0 million of principal pre-payments on the term note and a $29.0 million early extinguishment of the Seller Note. The weighted average interest rate for the first quarter of 1998 was 0.7 percentage points lower than the comparable period of 1997.

INCOME TAXES. Income tax expense for the first quarter of 1998 was $4.7 million higher than the first quarter of 1997 due to an $11.1 million increase in pretax income for the sixteen weeks ended April 25, 1998 compared to the sixteen weeks ended April 19, 1997. The Company provided for income taxes at an effective tax rate of 42% for both the first quarter of 1998 and 1997. The effective tax rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, and goodwill.

EXTRAORDINARY ITEM NET OF INCOME TAXES. An after-tax extraordinary charge of $2.7 million on the early extinguishment of debt was recorded in the first quarter of 1997. The charge consisted of the write-off of unamortized bank fees associated with the extinguishment of certain term notes used to finance the acquisition of the Company and to complete the acquisition of Sunshine. The tax benefit on the extraordinary charge was $1.9 million. There was no extraordinary charge recorded in the first quarter of 1998.

NET INCOME. Net income of $14.0 million for the sixteen weeks ended April 25, 1998 was $9.1 million higher than the comparable period of 1997. The significant growth in net earnings quarter-on-quarter was primarily attributed to net sales growth due to increased volume, along with price increases coupled with lower product costs and interest expense.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities during the first quarter of 1998 were $1.1 million. Positive cash flow of $14.0 million provided from net earnings for the quarter was offset by increased funding of current liabilities and income taxes, spending on plant and facility closing costs and severance, and an increased investment in inventory and trade accounts receivable. The increased funding of current liabilities was attributed primarily to the timing of payments. The decrease in income taxes payable resulted from $20.3 million in first quarter tax payments, partially offset by the incremental provision for the quarter. Spending for plant and facility closing costs and severance of $2.6 million, although down from the same quarter of 1997, was related to exit costs associated with the Keebler and Sunshine acquisitions. The increased investment in inventories reflected the replenishment of on-hand inventory after a high fourth quarter selling period.

For the first sixteen weeks of 1998, cash used by investing activities of $10.3 million was primarily used to fund capital expenditures. Capital spending was made principally to introduce new products, update and enhance production facilities, and achieve near-term cost savings and efficiencies in the manufacturing, sales, and distribution process.

Cash provided by financing activities in the first quarter of 1998 was $11.5 million. Concurrent with the Company's initial public offering, Bermore, Limited exercised a warrant in exchange for 6,135,781 shares of common stock. The exercise of the warrant resulted in the Company receiving $19.8 million of cash proceeds on February 3, 1998. Furthermore, during the first sixteen weeks of 1998, employee stock options were also exercised resulting in an additional $0.4 million of cash proceeds. In order to offset any dilution which may result from the exercise of employee stock options or the sale of common stock, the Company used $3.3 million to repurchase common stock. Long-term debt repayments of $5.3 million, primarily for scheduled principal payments on the term note and other debt, also offset cash provided from the exercise of the warrant and employee stock options.

As of April 25, 1998, cash and cash equivalents were $27.3 million, long-term debt was $264.1 million, and current maturities were $29.3 million. Available borrowings under the Company's Revolving Loan facility were $140.0 million for which there was no outstanding balance on April 25, 1998. The Company met all financial covenants contained in the financing agreements. Available cash, as well as existing short-term credit facilities, are expected to be sufficient to meet the Company's normal operating requirements for the foreseeable future.

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



PART II:  OTHER INFORMATION

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company shareholders conducted an annual meeting by the written consent of the majority of shareholders on January 21, 1998. By written consent, the majority of shareholders, on January 21, 1998, approved the Amended and Restated Certificate of Incorporation; the Amendment and Restatement of By-Laws; a stock split of 57.325 shares of common stock for every common share outstanding; the 1998 Omnibus Stock Incentive Plan; the Keebler Foods Company Nonemployee
Director Stock Plan; Amendments to the Non-Qualified Stock Option Agreements; and, the uncontested re-election of the members of the Board of Directors (pursuant to vacancy) for which there was no solicitation of proxies and no change in directors.

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  NUMBER            DESCRIPTION
                  ------            -----------

                 10.22 (a)          First   Amendment  to  the  Stock   Purchase
                                    Agreement  dated  March 31, 1998 among Artal
                                    Luxembourg S.A., Flowers Industries, Inc., and Keebler Foods Company

                        27          Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KEEBLER FOODS COMPANY
                                              (Registrant)

                            /s/ SAM K. REED
                            ----------------------------------------------------
                            Sam K. Reed
                            President and Chief Executive Officer

                            Date:  May 26, 1998



                            /s/ E. NICHOL MCCULLY
                            ----------------------------------------------------
                            E. Nichol McCully
                            Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                            Date:  May 26, 1998



                            /s/ JAMES T. SPEAR
                            ----------------------------------------------------
                            James T. Spear
                            Vice President Finance and Corporate Controller (Principal Accounting Officer)

                            Date:  May 26, 1998