Form 10-Q
period 1998-07-18
KEEBLER FOODS CO
filed 1998-08-14
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 18, 1998

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

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON AUGUST 7, 1998: 83,987,487.

PART I:  FINANCIAL INFORMATION
    ITEM 1:  FINANCIAL STATEMENTS

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    JULY 18,         January 3,
                                                                                      1998              1998
                                                                                  -------------     -------------
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                                      $    64,865       $    27,188
    Trade accounts and notes receivable, net                                           115,854            98,963
    Inventories, net:
        Raw materials                                                                   26,501            25,543
        Package materials                                                                9,693             7,306
        Finished goods                                                                  76,024            78,131
        Other                                                                            1,237             1,482
                                                                                  -------------     -------------
                                                                                       113,455           112,462
    Deferred income taxes                                                               45,913            42,730
    Other                                                                               23,458            20,303
                                                                                  -------------     -------------
        Total current assets                                                           363,545           301,646

PROPERTY, PLANT, AND EQUIPMENT, NET                                                    471,300           478,121

TRADEMARKS AND TRADE NAMES, NET                                                        152,039           154,146

GOODWILL, NET                                                                           46,401            47,059

PREPAID PENSION                                                                         41,573            43,060

ASSETS HELD FOR SALE                                                                     3,742             3,742

OTHER ASSETS                                                                            13,526            15,077
                                                                                  -------------     -------------
        Total assets                                                               $ 1,092,126       $ 1,042,851
                                                                                  =============     =============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 2


                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    JULY 18,         January 3,
                                                                                      1998              1998
                                                                                  -------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current maturities of long-term debt                                           $    30,315       $    26,365
    Trade accounts payable                                                              96,255           126,213
    Other liabilities and accruals                                                     235,042           194,923
    Income taxes payable                                                                21,195            13,784
    Plant and facility closing costs and severance                                       6,407             6,900
                                                                                  -------------     -------------
        Total current liabilities                                                      389,214           368,185

LONG-TERM DEBT                                                                         256,140           272,390

OTHER LIABILITIES:
    Deferred income taxes                                                               66,895            69,417
    Postretirement/postemployment obligations                                           62,457            60,605
    Plant and facility closing costs and severance                                      12,374            15,578
    Deferred compensation                                                               17,443            18,669
    Other                                                                               16,461            15,956
                                                                                  -------------     -------------
        Total other liabilities                                                        175,630           180,225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock ($.01 par value; 100,000,000 shares authorized and                       -                 -
        none issued)
    Common stock ($.01 par value; 500,000,000 shares authorized and
        83,987,487 and 77,638,206 shares issued, respectively)                             840               776
    Additional paid-in capital                                                         168,854           148,613
    Retained earnings                                                                  106,208            72,737
    Treasury stock                                                                      (4,760)              (75)
                                                                                  -------------     -------------
        Total shareholders' equity                                                     271,142           222,051
                                                                                  -------------     -------------
        Total liabilities and shareholders' equity                                 $ 1,092,126       $ 1,042,851
                                                                                  =============     =============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 3

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           TWELVE           Twelve          TWENTY-EIGHT     Twenty-Eight
                                                         WEEKS ENDED      Weeks Ended        WEEKS ENDED      Weeks Ended
                                                        JULY 18, 1998    July 12, 1997      JULY 18, 1998    July 12, 1997
                                                       ---------------  ----------------   ---------------  ----------------
NET SALES                                                   $ 490,042         $ 459,828       $ 1,126,788       $ 1,056,862

COSTS AND EXPENSES:
   Cost of sales                                              208,685           200,082           472,772           460,101
   Selling, marketing, and administrative expenses            241,261           227,124           579,437           535,667
   Other                                                        1,916             1,826             4,723             4,746
                                                       ---------------  ----------------   ---------------  ----------------
INCOME FROM OPERATIONS                                         38,180            30,796            69,856            56,348

   Interest (income)                                           (1,017)             (183)           (1,406)             (328)
   Interest expense                                             5,725             8,574            13,555            21,133
                                                       ---------------  ----------------   ---------------  ----------------
INTEREST EXPENSE, NET                                           4,708             8,391            12,149            20,805
                                                       ---------------  ----------------   ---------------  ----------------

INCOME BEFORE INCOME TAX EXPENSE                               33,472            22,405            57,707            35,543
   Income tax expense                                          14,041             9,441            24,236            14,966
                                                       ---------------  ----------------   ---------------  ----------------

INCOME BEFORE EXTRAORDINARY ITEM                               19,431            12,964            33,471            20,577

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt,
      net of tax                                                    -                 -                 -             2,692
                                                       ---------------  ----------------   ---------------  ----------------
NET INCOME                                                  $  19,431         $  12,964       $    33,471       $    17,885
                                                       ===============  ================   ===============  ================

BASIC NET INCOME PER SHARE:
   Income before extraordinary item                         $    0.23         $    0.16       $      0.40       $      0.26
   Extraordinary item                                               -                 -                 -              0.04
                                                       ---------------  ----------------   ---------------  ----------------
   Net income                                               $    0.23         $    0.16       $      0.40       $      0.22
                                                       ===============  ================   ===============  ================
WEIGHTED AVERAGE SHARES OUTSTANDING                            83,779            77,595            82,799            77,613
                                                       ===============  ================   ===============  ================

DILUTED NET INCOME PER SHARE:
   Income before extraordinary item                         $    0.22         $    0.16       $      0.38       $      0.26
   Extraordinary item                                               -                 -                 -              0.04
                                                       ---------------  ----------------   ---------------  ----------------
   Net income                                               $    0.22         $    0.16       $      0.38       $      0.22
                                                       ===============  ================   ===============  ================
WEIGHTED AVERAGE SHARES OUTSTANDING                            87,748            79,215            87,243            79,233
                                                       ===============  ================   ===============  ================

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 4

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)

                                                                                  TWENTY-EIGHT           Twenty-Eight
                                                                                   WEEKS ENDED           Weeks Ended
                                                                                  JULY 18, 1998          July 12, 1997
                                                                                 ---------------        ---------------
CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES
    Net income                                                                         $ 33,471               $ 17,885
    Adjustments to reconcile net income to cash from
        operating activities:
        Depreciation and amortization                                                    31,549                 31,473
        Deferred income taxes                                                            (5,705)                (5,207)
        Accretion on Seller Note                                                              -                  1,404
        Loss on early extinguishment of debt, net of tax                                      -                  2,692
        Loss (gain) on sale of property, plant, and equipment                                36                   (605)
    Changes in assets and liabilities:
        Trade accounts and notes receivable, net                                        (16,891)                22,805
        Inventories, net                                                                   (993)               (11,017)
        Income taxes payable                                                              7,411                 12,955
        Other current assets                                                             (3,155)                  (677)
        Deferred debt issue costs                                                             -                 (1,250)
        Trade accounts payable and other current liabilities                             10,167                 (1,984)
        Plant and facility closing costs and severance                                   (3,692)               (11,830)
    Other, net                                                                            3,211                  5,020
                                                                                 ---------------        ---------------
           Cash provided from (used by) operating activities                             55,409                 61,664

CASH FLOWS (USED BY) PROVIDED FROM INVESTING ACTIVITIES
    Capital expenditures                                                                (21,466)               (15,251)
    Proceeds from property disposals                                                        414                  4,969
                                                                                 ---------------        ---------------
           Cash (used by) provided from investing activities                            (21,052)               (10,282)

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
    Purchase of treasury stock                                                           (4,685)                   (75)
    Exercise of options and warrant                                                      20,305                      -
    Long-term debt borrowings                                                                 -                109,750
    Long-term debt repayments                                                           (12,300)              (162,800)
                                                                                 ---------------        ---------------
           Cash provided from (used by) financing activities                              3,320                (53,125)
                                                                                 ---------------        ---------------
           Increase (decrease) in cash and cash equivalents                              37,677                 (1,743)
           Cash and cash equivalents at beginning of period                              27,188                 11,954
                                                                                 ---------------        ---------------
           Cash and cash equivalents at end of period                                  $ 64,865               $ 10,211
                                                                                 ===============        ===============

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

TREASURY STOCK

In March 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to $30.0 million in shares of the Company's common stock. The buyback program was primarily instituted to offset dilution which may result from the exercise and sale of shares related to employee stock options. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of shareholders' equity. The Company utilizes the cost method for recording treasury stock transactions. Should the treasury shares be reissued, the Company intends to use a first-in, first-out method of reissuance. Total treasury shares held were 207,894 and 42,994 at July 18, 1998 and January 3, 1998, respectively. The total cost of treasury stock held by the Company was approximately $4.8 million and $0.1 million at July 18, 1998 and January 3, 1998, respectively.


3.   NET INCOME PER SHARE

Basic net income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during each period.

The following table sets forth the computation of basic and diluted net income per share:

                                                                 Twelve Weeks Ended               Twenty-Eight Weeks Ended
                                                           -------------------------------     -------------------------------
                                                             JULY 18,          July 12,          JULY 18,          July 12,
                                                               1998              1997              1998              1997
                                                           -------------     -------------     -------------     -------------
NUMERATOR:
   Income before extraordinary item.................          $  19,431         $  12,964         $  33,471         $  20,577
   Extraordinary item, net of tax...................                  -                 -                 -             2,692
                                                           -------------     -------------     -------------     -------------
   Net income.......................................          $  19,431         $  12,964         $  33,471         $  17,885
                                                           =============     =============     =============     =============
DENOMINATOR:
   Denominator for Basic Net Income Per Share
        Weighted average shares.....................             83,779            77,595            82,799            77,613
   Effect of Dilutive Securities:
        Stock options...............................              3,969             1,620             4,000             1,620
        Warrants....................................                  -                 -               444                 -
                                                           -------------     -------------     -------------     -------------
        Diluted potential common shares.............              3,969             1,620             4,444             1,620
                                                           -------------     -------------     -------------     -------------
   Denominator for Diluted Net Income Per Share.....             87,748            79,215            87,243            79,233
                                                           =============     =============     =============     =============


                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)



For the twelve weeks ended July 18, 1998, there were weighted average options to purchase 33,300 shares of common stock at $29.38 per share, 38,500 shares of common stock at $29.78 per share, and 26,871 shares of common stock at $28.88 per share which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. For the twenty-eight weeks ended July 18, 1998, there were weighted average options to purchase 22,257 shares of common stock at $29.38 per share, 24,357 shares of common stock at $29.78 per share, and 11,516 shares of common stock at $28.88 per share which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. There were no antidilutive securities for either the twelve weeks or twenty-eight weeks ended July 12, 1997.

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of operations expressed as a percentage of net sales for the twelve and twenty-eight weeks ended July 18, 1998 and July 12, 1997 are set forth below:

                                                           Twelve Weeks Ended                 Twenty-Eight Weeks Ended
                                                     --------------------------------      -------------------------------
                                                        July 18,          July 12,            July 18,         July 12,
                                                          1998              1997                1998             1997
                                                     --------------    --------------      --------------   --------------
NET SALES                                                    100.0%            100.0%              100.0%           100.0%
COSTS AND EXPENSES:
  Cost of sales                                               42.6              43.5                42.0             43.5
  Selling, marketing, and administrative expenses             49.2              49.4                51.4             50.7
  Other                                                        0.4               0.4                 0.4              0.5
                                                     --------------    --------------      --------------   --------------
INCOME FROM OPERATIONS                                         7.8               6.7                 6.2              5.3
INTEREST EXPENSE, NET                                          1.0               1.8                 1.1              2.0
                                                     --------------    --------------      --------------   --------------
INCOME BEFORE INCOME TAX EXPENSE                               6.8               4.9                 5.1              3.3
  Income tax expense                                           2.8               2.1                 2.1              1.4
                                                     --------------    --------------      --------------   --------------
INCOME BEFORE EXTRAORDINARY ITEM                               4.0               2.8                 3.0              1.9
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net of tax              --                --                  --              0.2
                                                     --------------    --------------      --------------   --------------
NET INCOME                                                     4.0%              2.8%                3.0%             1.7%
                                                     ==============    ==============      ==============   ==============

NET SALES. Net sales for the twelve and twenty-eight weeks ended July 18, 1998 were $490.0 million and $1,126.8 million, respectively. Both periods reflected a 6.6% increase in net sales over the comparable periods of the prior year. The net sales growth for both the quarter and first half was driven primarily by selected price increases coupled with an increase in sales volume and a more favorable sales mix. The benefit achieved from pricing was principally the result of price increases initiated in the first quarter of 1998. Volume gains, both quarter-on-quarter and year-to-date, continued to be accelerated by sales of new products and line extensions of existing products.

GROSS PROFIT. Improvements in gross profit realized in the first quarter of 1998 continued to be achieved during the second quarter of the year. Gross profit for the second quarter of 1998 increased $21.6 million, or 0.9 percentage points as a percentage of net sales, over the same quarter a year ago. For the first twenty-eight weeks ended July 18, 1998, gross profit of $654.0 million increased $57.3 million, or 1.5 percentage points as a percentage of net sales, better than the comparable period of 1997. The gross profit margin improvements realized in the quarter and year-to-date were attributed to increased sales achieved through higher prices combined with lower operating costs resulting from favorable cost savings programs implemented in the current year. Additionally, in spite of incremental inflation increases in labor wage rates, per unit labor costs declined for both the twelve and twenty-eight weeks ended July 18, 1998, reflecting productivity gains achieved from cost savings programs aimed at significant cost reduction opportunities.

SELLING, MARKETING, AND ADMINISTRATIVE EXPENSES. Selling, marketing, and administrative expenses were $14.1 million and $43.8 million higher for the twelve and twenty-eight weeks ended July 18, 1998, respectively, as compared with the same periods a year ago. Increased spending for both periods presented was attributed primarily to higher marketing and sales force expenses, offset partially by lower distribution costs. Increased sales volume was the primary driver of the overall higher selling, marketing, and administrative expenses. In addition, higher marketing expense resulted as the Company continued to invest in higher brand-building advertising and consumer promotions as compared to the year-earlier periods. Lower distribution costs continued to be attributed to improved inventory handling and deployment. Despite the overall higher spending levels, for the second quarter of 1998 selling, marketing, and administrative expenses, as a percentage of net sales, were 0.2 percentage points lower as compared to the second quarter of 1997; evident of higher volume passing through a more efficient fixed cost structure. On a year-to-date basis, selling, marketing, and administrative expenses, as a percentage of net sales, were 0.7 percentage points above year-to-date 1997 principally due to the increased marketing expenses.

INCOME FROM OPERATIONS. Income from operations of $38.2 million and $69.9 million for the twelve and twenty-eight weeks ended July 18, 1998, respectively, was $7.4 million and $13.5 million higher than the comparable periods of a year ago. For the quarter, the improvement in operating income resulted primarily from a higher gross margin combined with savings achieved from a more efficient fixed cost structure. On a year-to-date basis, income from operations improved due to a higher gross margin offset partially by increased selling, marketing, and administrative expenses.

INTEREST EXPENSE. Net interest expense of $4.7 million for the twelve weeks ended July 18, 1998 was $3.7 million lower than the comparable twelve weeks of a year ago. On a year-to-date basis, net interest expense was $12.1 million compared to $20.8 million for the first half of 1997. The decrease in interest expense for both the quarter and first half of the year was primarily due to a lower average debt balance and lower interest rates in 1998. The refinancing of the Credit Agreement, late in the first quarter of 1997, provided more favorable terms, fees, and interest rates and resulted in the early extinguishment of $43.8 million of debt. Additionally, in the fourth quarter of 1997, there were $70.0 million of principal pre-payments on the term note and a $29.0 million early extinguishment of the Seller Note. The year-to-date weighted average interest rate decreased 0.8 percentage points compared to the same period last year.

INCOME TAXES. Income tax expense was $14.0 million and $24.2 million for the twelve and twenty-eight weeks ended July 18, 1998, respectively, which was $4.6 million and $9.3 million higher than the same periods a year ago. Increased pre-tax income for the respective periods resulted in the higher income tax expense. The Company provided for income taxes at an effective tax rate of 42% for all periods presented. The effective tax rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, and goodwill.

EXTRAORDINARY ITEM NET OF INCOME TAXES. In the first quarter of 1997, the Company recorded extraordinary charges for the write-off of unamortized bank fees associated with the early extinguishment of debt. The after-tax extraordinary charge recorded in the first quarter of 1997 was $2.7 million. The tax benefit related to the extraordinary charge was $1.9 million. There were no extraordinary charges recorded in the second quarter of 1997 or during the first half of 1998.

NET INCOME. Both quarterly and year-to-date net income showed significant improvement over the prior year comparable periods. Net income of $19.4 million for the quarter was $6.5 million higher than the year earlier quarter, while year-to-date net income of $33.5 million increased $15.6 million over the prior year comparable twenty-eight weeks. The substantial growth in net earnings for both periods presented was due primarily to net sales growth from price increases and volume gains, combined with productivity gains achieved from cost savings programs and significantly lower interest expense in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities during the first twenty-eight weeks of 1998 was $55.4 million. Net earnings of $33.5 million for the first half of the year combined with decreased funding of current liabilities and income taxes principally contributed to the positive cash flow. The reduced funding of current liabilities was attributed primarily to the timing of payments, while the increase in income taxes payable was attributed to a $22.2 million increase in pre-tax earnings over the prior year comparable period. Spending for plant and facility closing costs and severance of $3.7 million, related to exit costs associated with the Keebler and Sunshine acquisitions, slightly offset the above working capital sources.

During the first half of 1998, cash used by investing activities of $21.1 million was primarily used to fund capital expenditures. Capital spending of $21.5 million was made principally to introduce new products, update and enhance production facilities, and achieve near-term cost savings and efficiencies in the manufacturing, sales, and distribution process.

Financing activities provided $3.3 million of positive cash flow in the first twenty-eight weeks of 1998. Concurrent with the Company's initial public offering, Bermore, Limited exercised a warrant in exchange for 6,135,781 shares of common stock. The exercise of the warrant resulted in the Company receiving $19.8 million of cash proceeds on February 3, 1998. Employee stock options were also exercised during the first half of 1998 which resulted in an additional $0.5 million of cash proceeds. In order to offset any dilution that may result from the exercise of employee stock options or the sale of common stock, the Company used $4.7 million to repurchase common stock. Also offsetting the cash provided from the exercise of the warrant and employee stock options were long-term debt repayments of $12.3 million, primarily for scheduled principal payments on the term note and other debt.

As of July 18, 1998, cash and cash equivalents were $64.9 million and total outstanding debt was $286.5 million, of which current maturities were $30.3 million. Available borrowings under the Company's Revolving Loan facility were $140.0 million for which there was no outstanding balance on July 18, 1998. The Company met all financial covenants contained in the financing agreements. Available cash, as well as existing short-term credit facilities, are expected to be sufficient to meet the Company's normal operating requirements for the foreseeable future.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The new statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company has not yet determined the impact the new statement may have on disclosures in the consolidated financial statements.


YEAR 2000 ISSUE

The Year 2000 Issue arose because many existing computer programs use only the last two digits to refer to a year. As a result, computer programs may not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could generate erroneous results.

The Company utilizes software and related technologies that will be affected by the date change in the year 2000. The Company is currently conducting a comprehensive review of the computer systems and non-information technology systems (i.e. elevators) to identify potential Year 2000 Issues. The Company is in the final stages of assessing the impact of the Year 2000 Issue on the business. As the Company has implemented the SAP R/3 management information system and Manugistics software, both of which were developed/purchased as Year 2000 compliant, the impact of the Year 2000 Issue on the business is not anticipated to be material. Additionally, efforts are also currently underway to review all secondary information systems for Year 2000 compliance. These secondary systems, which are not material to the Company's ability to forecast, manufacture, or deliver product, are currently being tested, and if needed, a plan will be developed to resolve any deficiencies. The Company is also undertaking efforts to verify, by no later than December 31, 1998, that all vendors and suppliers will be Year 2000 compliant.

An assessment of the most reasonably likely worst case scenario and related contingency plan to deal with such scenario has not yet been established. This assessment is anticipated to be made as part of the comprehensive review of the Year 2000 Issue that is currently underway. Management does not expect the most reasonably likely worst case scenario or the related contingency plan to have a material impact on the business, results of operations, or financial condition.

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



     ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



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

                             Date:  August 14, 1998



                            /s/ E. NICHOL MCCULLY
                            ----------------------------------------------------
                             E. Nichol McCully
                             Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                             Date:  August 14, 1998



                            /s/ JAMES T. SPEAR
                            ----------------------------------------------------
                             James T. Spear
                             Vice President Finance and Corporate Controller (Principal Accounting Officer)

                             Date:  August 14, 1998