Form 10-Q
period 1998-10-10
KEEBLER FOODS CO
filed 1998-11-16
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 10, 1998

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

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON NOVEMBER 6, 1998: 84,076,609.

PART I:  FINANCIAL INFORMATION
    ITEM 1:  FINANCIAL STATEMENTS

                                              KEEBLER FOODS COMPANY

                                           CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)

                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  OCTOBER 10,       January 3,
                                                                                     1998              1998
                                                                                ---------------   ---------------
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                                      $    17,657       $    27,188
    Trade accounts and notes receivable, net                                           170,592            98,963
    Inventories, net:
        Raw materials                                                                   27,479            25,543
        Package materials                                                               15,516             7,306
        Finished goods                                                                 113,601            78,131
        Other                                                                            1,119             1,482
                                                                                ---------------   ---------------
                                                                                       157,715           112,462

    Deferred income taxes                                                               47,796            42,730
    Other                                                                               28,758            20,303
                                                                                ---------------   ---------------
        Total current assets                                                           422,518           301,646

PROPERTY, PLANT, AND EQUIPMENT, NET                                                    574,181           478,121

GOODWILL, NET                                                                          368,571            47,059

TRADEMARKS AND TRADE NAMES, NET                                                        202,868           154,146

PREPAID PENSION                                                                         42,802            43,060

ASSETS HELD FOR SALE                                                                     2,897             3,742

OTHER ASSETS                                                                            19,745            15,077
                                                                                ---------------   ---------------

        Total assets                                                               $ 1,633,582       $ 1,042,851
                                                                                ===============   ===============

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 2

                                              KEEBLER FOODS COMPANY

                                           CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)

                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                  OCTOBER 10,        January 3,
                                                                                     1998              1998
                                                                                ---------------   ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:

    Current maturities of long-term debt                                           $   103,348       $    26,365
    Trade accounts payable                                                             137,139           126,213
    Other liabilities and accruals                                                     263,672           194,923
    Income taxes payable                                                                22,932            13,784
    Plant and facility closing costs and severance                                      14,432             6,900
                                                                                ---------------   ---------------
        Total current liabilities                                                      541,523           368,185

LONG-TERM DEBT                                                                         551,309           272,390

OTHER LIABILITIES:

    Deferred income taxes                                                              110,946            69,417
    Postretirement/postemployment obligations                                           63,832            60,605
    Plant and facility closing costs and severance                                      32,749            15,578
    Deferred compensation                                                               17,873            18,669
    Other                                                                               17,933            15,956
                                                                                ---------------   ---------------
        Total other liabilities                                                        243,333           180,225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock ($.01 par value; 100,000,000 shares authorized and                       -                 -
        none issued)
    Common stock ($.01 par value; 500,000,000 shares authorized and
        84,011,487 and 77,638,206 shares issued, respectively)                             840               776
    Additional paid-in capital                                                         168,902           148,613
    Retained earnings                                                                  133,468            72,737
    Treasury stock                                                                      (5,793)              (75)
                                                                                ---------------   ---------------
        Total shareholders' equity                                                     297,417           222,051
                                                                                ---------------   ---------------
        Total liabilities and shareholders' equity                                 $ 1,633,582       $ 1,042,851
                                                                                ===============   ===============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 3

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          TWELVE            Twelve             FORTY            Forty
                                                       WEEKS ENDED        Weeks Ended       WEEKS ENDED       Weeks Ended
                                                     OCTOBER 10, 1998   October 4, 1997   OCTOBER 10, 1998  October 4, 1997
                                                     ----------------   ---------------   ----------------  ---------------
NET SALES                                                  $ 499,897         $ 485,295        $ 1,626,685      $ 1,542,157

COSTS AND EXPENSES:
   Cost of sales                                             205,515           208,345            678,287          668,446
   Selling, marketing, and administrative expenses           237,269           234,775            816,706          770,442
   Other                                                       2,315             2,369              7,038            7,115
                                                     ----------------   ---------------   ----------------  ---------------
INCOME FROM OPERATIONS                                        54,798            39,806            124,654           96,154

   Interest (income)                                          (1,637)             (382)            (3,043)            (710)
   Interest expense                                            6,493             8,179             20,048           29,312
                                                     ----------------   ---------------   ----------------  ---------------
INTEREST EXPENSE, NET                                          4,856             7,797             17,005           28,602
                                                     ----------------   ---------------   ----------------  ---------------

INCOME BEFORE INCOME TAX EXPENSE                              49,942            32,009            107,649           67,552
   Income tax expense                                         20,976            13,461             45,212           28,427
                                                     ----------------   ---------------   ----------------  ---------------

INCOME BEFORE EXTRAORDINARY ITEM                              28,966            18,548             62,437           39,125

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt,
      net of tax                                               1,706                 -              1,706            2,692
                                                     ----------------   ---------------   ----------------  ---------------

NET INCOME                                                 $  27,260         $  18,548        $    60,731      $    36,433
                                                     ================   ===============   ================  ===============

BASIC NET INCOME PER SHARE:
   Income before extraordinary item                        $    0.35         $    0.24        $      0.75      $      0.50
   Extraordinary item                                           0.02                 -               0.02             0.04
                                                     ================   ===============   ================  ===============
   Net income                                              $    0.33         $    0.24        $      0.73      $      0.46
                                                     ================   ===============   ================  ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                           83,761            77,595             83,088           77,607
                                                     ================   ===============   ================  ===============

DILUTED NET INCOME PER SHARE:
   Income before extraordinary item                        $    0.33         $    0.23        $      0.71      $      0.49
   Extraordinary item                                           0.02                 -               0.02             0.04
                                                     ================   ===============   ================  ===============
   Net income                                              $    0.31         $    0.23        $      0.69      $      0.45
                                                     ================   ===============   ================  ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                           87,597            81,344             87,352           80,057
                                                     ================   ===============   ================  ===============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 4

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)
                                                                                    FORTY                 Forty
                                                                                 WEEKS ENDED            Weeks Ended
                                                                               OCTOBER 10, 1998       October 4, 1997
                                                                              ------------------     ------------------
CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES
    Net income                                                                         $ 60,731               $ 36,433
    Adjustments to reconcile net income to cash from
        operating activities:
        Depreciation and amortization                                                    46,483                 45,523
        Impairment of long-term assets                                                    1,053                      -
        Deferred income taxes                                                             1,057                 (2,965)
        Accretion on Seller Note                                                              -                  2,028
        Loss on early extinguishment of debt, net of tax                                  1,706                  2,692
        Loss (gain) on sale of property, plant, and equipment                               337                   (422)
    Changes in assets and liabilities:
        Trade accounts and notes receivable, net                                        (34,522)                 7,365
        Inventories, net                                                                 (5,334)               (10,299)
        Income taxes payable                                                              7,597                 24,331
        Other current assets                                                             (5,833)                (3,404)
        Deferred debt issue costs                                                        (1,837)                (1,250)
        Trade accounts payable and other current liabilities                             37,894                 42,417
        Plant and facility closing costs and severance                                   (5,334)               (14,027)
    Other, net                                                                             (635)                  (313)
                                                                              ------------------     ------------------
           Cash provided from (used by) operating activities                            103,363                128,109

CASH FLOWS (USED BY) PROVIDED FROM INVESTING ACTIVITIES
    Capital expenditures                                                                (35,990)               (26,097)
    Proceeds from property disposals                                                        744                  5,306
    Purchase of President International, Inc., net of cash acquired                    (444,818)                     -
                                                                              ------------------     ------------------
           Cash (used by) provided from investing activities                           (480,064)               (20,791)

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
    Purchase of treasury stock                                                           (5,718)                   (75)
    Exercise of options and warrant                                                      20,353                      -
    Long-term debt borrowings                                                           425,000                109,750
    Long-term debt repayments                                                          (157,465)              (167,870)
    Revolving loan facility, net                                                         85,000                      -
                                                                              ------------------     ------------------
           Cash provided from (used by) financing activities                            367,170                (58,195)
                                                                              ------------------     ------------------
           (Decrease) increase in cash and cash equivalents                              (9,531)                49,123
           Cash and cash equivalents at beginning of period                              27,188                 11,954
                                                                              ------------------     ------------------
           Cash and cash equivalents at end of period                                  $ 17,657               $ 61,077
                                                                              ==================     ==================



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

BUSINESS AND OWNERSHIP

Keebler Foods Company (the "Company") was acquired by INFLO Holdings Corporation ("INFLO") on January 26, 1996. INFLO was owned by Artal Luxembourg S. A. ("Artal"), a private investment company, Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company, Bermore, Limited ("Bermore"), a privately held corporation and the parent of G.F. Industries, Inc., and certain members of the Company's current management. On November 20, 1997, INFLO was merged into Keebler Corporation, and subsequently changed its name to Keebler Foods Company. The Company made an initial public offering (the "Offering") of 13,386,661 shares of common stock on January 29, 1998. As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore, which increased its ownership from approximately 45% to 55%. Artal, having sold shares to both Flowers and the public, retained ownership of approximately 21%. Bermore exercised a warrant in exchange for 6,135,781 shares of common stock, sold shares to both Flowers and the public, and retained ownership of approximately 6%. Management's ownership remained at approximately 2%, with the balance of the outstanding common stock being sold to non-affiliates.

Adding to the Company's wholly-owned subsidiaries, on September 28, 1998, Keebler Foods Company purchased all of the issued and outstanding shares of common stock of President International, Inc. ("PII"), a Delaware corporation, the parent and sole owner of President Baking Company, Inc. ("PBC") (See Note
2).

FISCAL PERIODS PRESENTED

The Company's fiscal year consists of thirteen four-week periods (52 or 53 weeks) and ends on the Saturday nearest December 31. The first quarter consists of four, four-week periods.

RECLASSIFICATIONS

Certain reclassifications of prior period data have been made to conform with the current period reporting.

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)


--------------------------------------------------------------------------------

2.    ACQUISITION OF PRESIDENT INTERNATIONAL, INC.

On September 28, 1998, the Company acquired President International, Inc. from President International Trade and Investment Corporation, a company limited by shares under the International Business Companies Ordinance of the British Virgin Islands, for an aggregate purchase price of $446.1 million, excluding related fees and expenses paid at closing of approximately $3.4 million. The PII acquisition was a cash transaction funded with approximately $75.0 million from existing resources and the remainder from borrowings under the $700.0 million Senior Credit Facility Agreement ("Credit Facility") and a $125.0 million Bridge Facility, both dated as of September 28, 1998.

The acquisition of PII by the Company has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of PII based on a preliminary assessment of their respective fair values. The acquisition has resulted in a preliminary unallocated excess purchase price over fair value of net assets acquired of approximately $325.0 million, which is being amortized straight-line over a forty year period.

Results of operations for PII from September 28, 1998 to October 10, 1998 will be included in the consolidated statements of operations for the fourth quarter of the Company's fiscal year. The Company intends to file unaudited pro forma financial information with the Securities and Exchange Commission under a Form 8-K/A filing no later than December 11, 1998.


3.    OTHER CURRENT LIABILITIES AND ACCRUALS

Other current liabilities and accruals consisted of the following at October 10, 1998:

                                                                                   OCTOBER 10, 1998
                                                                                ----------------------
                                                                                   (IN THOUSANDS)

Self insurance reserves.........................................................     $      53,161
Employee compensation...........................................................            73,635
Marketing and consumer promotions...............................................            91,153
Other...........................................................................            45,723
                                                                                ----------------------
                                                                                     $     263,672
                                                                                ======================

4.    DEBT

Long-term debt consisted of the following at October 10, 1998:

                                  Interest Rate             Final Maturity             OCTOBER 10, 1998
                                 -----------------    ---------------------------    ----------------------
                                                                                        (IN THOUSANDS)

Bridge Facility                            6.250%     September 26, 1999                        $   75,000
Revolving Facility                         6.226%     September 28, 2004                            85,000
Term Facility                              5.944%     September 28, 2004                           350,000
Senior Subordinated Notes                 10.750%     July 1, 2006                                 124,400
Other Senior Debt                         various     2001-2005                                     11,805
Capital Lease Obligations                 various     2002-2042                                      8,452
                                                                                     ----------------------
                                                                                                   654,657
Less: Current maturities                                                                           103,348
                                                                                     ----------------------
                                                                                                $  551,309
                                                                                     ======================

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)


--------------------------------------------------------------------------------

4.    DEBT (CONTINUED)

On September 28, 1998 the Company entered into a new debt facility in order to finance the acquisition of President International, Inc. The new debt structure specifically provides for available borrowings of $825.0 million consisting of a $350.0 million Revolving Facility and $350.0 million Term Facility, and an additional $125.0 million Bridge Facility. Any unused borrowings under the Revolving Facility are subject to a commitment fee. The current commitment fee will vary from 0.1250% - 0.30% based on the relationship of debt to adjusted earnings with a minimum commitment fee of 0.20% required through March 28, 1999.

In conjunction with the acquisition of PII, Term Note A was extinguished by using $145.0 million of borrowings under the new Credit Facility. The Company recorded a before-tax extraordinary charge of $2.8 million related primarily to expensing certain bank fees which were being amortized and which were incurred at the time Term Note A was issued. The related after-tax charge was $1.7 million.


5.    SHAREHOLDERS' EQUITY

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

TREASURY STOCK

In March 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to $30.0 million of shares of the Company's common stock. The share repurchase program was primarily instituted to offset dilution which may result from the exercise and sale of shares related to employee stock options. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of shareholders' equity. The Company utilizes the cost method for recording treasury stock transactions. Should the treasury shares be reissued, the Company intends to use a first-in, first-out method of reissuance. Total treasury shares held were 249,194 and 42,994 at October 10, 1998 and January 3, 1998, respectively. The total cost of treasury stock held by the Company was approximately $5.8 million and $0.1 million at October 10, 1998 and January 3, 1998, respectively.

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)


--------------------------------------------------------------------------------

6.    NET INCOME PER SHARE

Basic net income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during each period.

The following table sets forth the computation of basic and diluted net income per share:

                                                                Twelve Weeks Ended                   Forty Weeks Ended
                                                          --------------------------------    --------------------------------
                                                           OCTOBER 10,        October 4,       OCTOBER 10,        October 4,
                                                               1998              1997             1998               1997
                                                          ---------------    -------------    --------------    --------------
NUMERATOR:
   Income before extraordinary item......................    $    28,966      $    18,548       $    62,437       $    39,125
   Extraordinary item, net of tax........................          1,706                -             1,706             2,692
                                                          ===============    =============    ==============     =============
   Net income............................................    $    27,260      $    18,548       $    60,731       $    36,433
                                                          ===============    =============    ==============     =============
DENOMINATOR:
   Denominator for Basic Net Income Per Share
        Weighted average shares..........................         83,761           77,595            83,088            77,607
   Effect of Dilutive Securities:
        Stock options....................................          3,836            2,494             3,954             1,960
        Warrants.........................................              -            1,255               310               490
                                                          ---------------    -------------    --------------     -------------
        Potentially dilutive common shares...............          3,836            3,749             4,264             2,450
                                                          ===============    =============    ==============     =============
   Denominator for Diluted Net Income Per Share..........         87,597           81,344            87,352            80,057
                                                          ===============    =============    ==============     =============

For the twelve weeks ended October 10, 1998, there were weighted average options to purchase 22,500 shares of common stock at $27.44 per share, 33,300 shares of common stock at $29.38 per share, 38,500 shares of common stock at $29.78 per share, 51,300 shares of common stock at $28.88 per share, and 77,909 shares of common stock at $27.31 per share which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. For the forty weeks ended October 10, 1998, there were weighted average options to purchase 19,446 shares of common stock at $27.44 per share, 25,570 shares of common stock at $29.38 per share, 28,600 shares of common stock at $29.78 per share, 23,451 shares of common stock at $28.88 per share, and 23,373 shares of common stock at $27.31 per share which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. There were no antidilutive securities for either the twelve weeks or forty weeks ended October 4, 1997.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of operations expressed as a percentage of net sales for the twelve and forty weeks ended October 10, 1998 and October 4, 1997 are set forth below:

                                                           Twelve Weeks Ended                    Forty Weeks Ended
                                                     --------------------------------      -------------------------------
                                                       October 10,       October 4,          October 10,      October 4,
                                                          1998              1997                1998             1997
                                                     --------------    --------------      --------------   --------------
NET SALES                                                    100.0%            100.0%              100.0%           100.0%
COSTS AND EXPENSES:
  Cost of sales                                               41.1              42.9                41.7             43.3
  Selling, marketing and administrative expenses              47.4              48.4                50.2             50.0
  Other                                                        0.5               0.5                 0.4              0.5
                                                     --------------    --------------      --------------   --------------
INCOME FROM OPERATIONS                                        11.0               8.2                 7.7              6.2
INTEREST EXPENSE, NET                                          1.0               1.6                 1.1              1.8
                                                     --------------    --------------      --------------   --------------
INCOME BEFORE INCOME TAX EXPENSE                              10.0               6.6                 6.6              4.4
  Income tax expense                                           4.2               2.8                 2.8              1.8
                                                     --------------    --------------      --------------   --------------
INCOME BEFORE EXTRAORDINARY ITEM                               5.8               3.8                 3.8              2.6
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net of tax             0.3                 -                 0.1              0.2
                                                     --------------    --------------      --------------   --------------
NET INCOME                                                     5.5%              3.8%                3.7%             2.4%
                                                     ==============    ==============      ==============   ==============



NET SALES. Net sales for the third quarter of 1998 were $499.9 million, up 3.0% over the year-earlier quarter. For the forty weeks ended October 10, 1998, net sales of $1,626.7 million were $84.5 million or 5.5% above the same period of the prior year. Select price increases combined with a favorable sales mix and volume growth generated the increased revenue for both the quarter and year-to-date. For both periods presented, sales of branded products, including new products and line extensions of existing brands, combined with wider distribution in nonsupermarket channels drove the volume gains.

GROSS PROFIT. Gross profit improvements continued to be achieved in the third quarter of 1998. Gross profit for the twelve weeks ended October 10, 1998 increased $17.4 million, or 1.8 percentage points as a percentage of net sales, over the same period a year ago. The improvement was also realized on a year-to-date basis, with gross profit of $948.4 million up $74.7 million, or 1.6 percentage points as a percentage of net sales. Lower production costs combined with the impact of price increases resulted in the gross profit margin improvements in both the quarter and year-to-date when compared to the respective periods of a year ago. Productivity and cost savings have been principally secured through capital investment in bakery automation projects.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Selling, marketing and administrative expenses of $237.3 million and $816.7 million for the twelve and forty weeks ended October 10, 1998, respectively, were $2.5 million and $46.3 million higher than the year-earlier comparable periods. Higher marketing and sales force expenses, offset partially by lower distribution costs, primarily drove the increased spending for the quarter. Higher marketing expenses, in the third quarter, resulted from the Company's continued focus on brand-building advertising and consumer promotions, while improved inventory handling and deployment accounted for a decline in distribution costs. Although total selling, marketing and administrative spending was higher than the comparable quarter, these expenses, as a percentage of net sales, were 1.0 percentage point lower than the same quarter of 1997 due to increased volumes being sold through a more efficient fixed cost sales and distribution network. On a year-to-date basis, selling, marketing and administrative expenses, as a percentage of net sales, were 0.2 percentage points above the prior year-date-period primarily due to the increased marketing expenses.

INCOME FROM OPERATIONS. Income from operations was $15.0 million and $28.5 million higher in the third quarter and year-to-date period ended October 10, 1998, respectively, versus the same periods last year. The growth in operating income for the quarter and year-to-date periods was principally attributable to higher revenues combined with productivity and cost savings attained from a more efficient cost structure. The year-to-date results, however, were partially offset by higher selling, marketing and administrative expenses.

INTEREST EXPENSE. Net interest expense was $2.9 million and $11.6 million lower for the twelve and forty weeks ended October 10, 1998, respectively. For both periods presented, the decline in net interest expense was primarily attributable to more favorable interest rates in 1998 and up until September 28, 1998, lower outstanding debt balances. Additional debt of $385.0 million was incurred on September 28, 1998 to finance the acquisition of President International, Inc. during the quarter. Also contributing to the lower interest expense on a year-to-date basis, was a lower average debt balance resulting from debt repayments consisting of $70.0 million of principal pre-payments on the Term Note A and a $29.0 million early extinguishment of the Seller Note in the fourth quarter of 1997, as well as from the extinguishment of the $145.0 million outstanding Term Note A balance in the third quarter of 1998. A lower year-to-date weighted average interest rate continued to be realized declining
0.7 percentage points below the same period last year.

INCOME TAXES. Income tax expense of $21.0 million and $45.2 million for the twelve and forty weeks ended October 10, 1998, respectively, was $7.5 million and $16.8 million higher than the same periods a year ago. The increase in income tax expense was primarily due to higher pre-tax earnings for the both the third quarter and year-to-date. The Company provided for income taxes at an effective tax rate of 42% for all periods presented. The effective tax rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names and goodwill.

EXTRAORDINARY ITEM NET OF INCOME TAXES. In both the third quarter of 1998 and the first quarter of 1997, the Company recorded extraordinary charges for the write-off of unamortized bank fees associated with the early extinguishment of debt. The debt extinguishment in the third quarter of 1998 was for the Term Note A and was done in conjunction with the new debt financing related to the acquisition of President International, Inc. The after-tax extraordinary charge recorded was $1.7 million for the third quarter 1998 and $2.7 million for the first quarter of 1997. The tax benefits related to the third quarter 1998 and first quarter 1997 extraordinary charges were $1.1 million and $1.9 million, respectively.

NET INCOME. Net income for the third quarter and year-to-date of $27.3 million and $60.7 million, respectively, was $8.7 million and $24.3 million higher than the prior year comparable periods. Increased net earnings were the result of revenue growth achieved through both higher prices and sales mix changes, combined with lower operating expenses achieved from cost savings programs and lower interest expense.


LIQUIDITY AND CAPITAL RESOURCES

For the first forty weeks of 1998, cash provided from operating activities was $103.4 million. Year-to-date net earnings of $60.7 million, together with higher current liabilities and income taxes payable, drove the favorable cash flow. The timing of payments principally drove the increased current liabilities while the higher income taxes payable resulted from a 59.4% increase in pre-tax earnings over the prior year. An increased investment in trade accounts receivable and inventories combined with spending on plant an facility closing costs and severance partially offset the above cash sources. The increase in inventory reflected normal seasonal inventory replenishment as the holiday season approaches. Spending for plant and facility costs and severance of $5.3 million related to exit costs associated with the Keebler and Sunshine acquisitions.

Cash used for investing activities was $480.1 million for the year and was directly attributable to the $444.8 million, net of cash acquired, used to consummate the President International, Inc. acquisition. In addition, $36.0 million was used for capital expenditures made to introduce new products, update and enhance production facilities and achieve near-term cost savings and efficiencies in the manufacturing, sales and distribution process.

Financing activities for the first forty weeks of 1998 provided $367.2 million of cash principally from proceeds on long-term debt borrowings. In order to finance the acquisition of President International, Inc. in the third quarter, total debt of $530.0 million was incurred. In addition, cash proceeds totaling $19.8 million were received by the Company as a result of Bermore, Limited exercising a warrant in exchange for 6,135,781 shares of common stock at the time of the Company's initial public offering. Employee stock options exercised during the year also provided another $0.5 million of cash. Partially offsetting these cash sources was the $145.0 million pre-payment of the outstanding Term Note A balance and a $20.0 million repayment on the Revolving Facility. Additionally, $5.7 million was used to repurchase common stock into treasury under the stock repurchase program.

As of October 10, 1998, cash and cash equivalents were $17.7 million, long-term debt outstanding was $551.4 million and current maturities were $103.3 million. Available borrowings under the Company's Revolving Facility were $350.0 million of which $85.0 million was outstanding as of October 10, 1998. The Company met all financial covenants contained in the financing agreements. Available cash, as well as existing short-term credit facilities, are expected to be sufficient to meet the Company's normal operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The new statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company has not yet determined the impact the new statement may have on the consolidated financial statements.

YEAR 2000 ISSUE

The Year 2000 Issue arose because many existing computer programs use only the last two digits to refer to a year. As a result, computer programs may not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many businesses are at risk for possible computer application miscalculations or systems failures causing disruptions in business operations. This risk is commonly referred to as the Year 2000 ("Y2K") Issue.

The Company utilizes software and related technologies that will be affected by the date change in the year 2000. The Company has completed a comprehensive review of the computer systems and non-information technology systems to identify potential Y2K issues. As the Company has implemented the SAP R/3 management information system and Manugistics software, both of which were developed/purchased as Y2K compliant, the impact of the Y2K Issue on the business is not anticipated to be material. Additionally, secondary information systems, which are not material to the Company's ability to forecast, manufacture, or deliver product, have been reviewed and Y2K issues identified. The Company in currently in the process of correcting or upgrading these systems. The Company intends to be Y2K compliant on all critical systems by the end of the first quarter of 1999.

The Company is also undertaking efforts to verify, by no later than December 31, 1998, that all vendors and suppliers will be Y2K compliant. A comprehensive questionnaire was sent to all of the Company's significant suppliers and vendors regarding their Y2K compliance in an attempt to identify any problem areas with respect to these groups. As no specific issues related to third parties have been identified to warrant a contingency plan, the Company has not yet developed a plan to deal with a Y2K failure caused by a third party, but rather would intend to do so if a specific problem is identified through the questionnaires. While there can be no absolute assurance that third parties will convert their systems in a timely manner and in a way compatible with the Company's systems, the Company believes that its actions with third parties detailed above will minimize these risks.

It is currently estimated that the incremental costs for making the Company compliant for the Y2K Issue is approximately $2.0 - $3.0 million, expensed as incurred. This estimate is also exclusive of Y2K issues regarding the recent acquisition of President International, Inc. The Company is currently conducting a comprehensive review of the computer systems and non-information technology systems to identify potential Y2K issues for this newly-acquired subsidiary. Many of the Y2K risks at President International, Inc. will be mitigated through the implementation of the SAP R/3 management information system, Manugistics software and the Company's warehouse management system. This implementation is expected to be completed during 1999.

Based on the progress the Company has made in addressing its Y2K issues and the Company's compliance with the Y2K Issue on its primary business information systems, the Company does not foresee significant risks associated with its Y2K compliance at this time. As the Company's plan is to address any significant Y2K issues prior to being affected by them, a comprehensive contingency plan has not been developed. However, if a significant risk related to Y2K compliance or a delay in the anticipated timeline for compliance occurs, the Company will develop contingency plans as deemed necessary at that time.

The information presented above sets forth the steps taken by the Company to address the Y2K Issue. Management does not expect compliance with Y2K Issues or the most reasonably likely worst case scenario and related contingency plan to have a material impact on the business, results of operations, or financial condition.

The discussion of the Company's efforts and management's expectations relating to Y2K compliance are forward-looking statements. Readers are cautioned that forward-looking statements contained in the Y2K Issue Update should be read in conjunction with the Company's disclosures under the heading "FORWARD-LOOKING STATEMENTS" that follows below.

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

PART II:  OTHER INFORMATION

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  NUMBER            DESCRIPTION
                  -------           -----------

                 10.34 $125,000,000 Bridge Facility Credit Agreement dated as of September 28, 1998 among Keebler Foods Company, various financial institutions, and the Bank of Nova Scotia as the Arranger and the Administrative Agent.

                    27              Financial Data Schedule

         (b)      Reports on Form 8-K

                  1.  Current   Report  on  Form  8-K  dated  August  25,  1998,
                      announcing the intention of Keebler Foods Company to acquire President International, Inc. from President International Trade and Investment Corporation.

                  2. Current Report on Form 8-K dated October 9, 1998, related to the completion of the Stock Purchase Agreement between Keebler Foods Company and President International Trade and Investment Corporation for the acquisition of President International, Inc.

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

                            Date:  November 16, 1998



                            /s/ E. NICHOL MCCULLY
                            ----------------------------------------------------
                            E. Nichol McCully
                            Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                            Date:  November 16, 1998



                            /s/ JAMES T. SPEAR
                            ----------------------------------------------------
                            James T. Spear
                            Vice President Finance and Corporate Controller (Principal Accounting Officer)

                            Date:  November 16, 1998