Form 10-K
period 1999-01-02
KEEBLER FOODS CO
filed 1999-03-22
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

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

      $125,000 OF ITS 10 3/4% SENIOR SUBORDINATED NOTES DUE 2006 WHICH ARE FULLY AND UNCONDITIONALLY GUARANTEED BY THE RESTRICTED SUBSIDIARIES

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. | |

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 15, 1999, BASED UPON THE CLOSING PRICE OF THE COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE, WAS APPROXIMATELY $1,358,000,000.

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MARCH 15, 1999: 84,303,958.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PROXY STATEMENT TO BE FILED ON OR BEFORE APRIL 25, 1999 FOR
  THE ANNUAL MEETING TO BE HELD ON MAY 25, 1999.....................  PART III

                                FORM 10-K REPORT

                                TABLE OF CONTENTS

PART I:                                                                    PAGE

Item 1.    Business......................................................... 1

Item 2.    Properties....................................................... 7

Item 3.    Legal Proceedings................................................ 8

Item 4.    Submission of Matters to a Vote of Security Holders.............. 8

PART II:

Item 5.    Market for the Registrant's Common Equity and Related Shareholder
            Matters......................................................... 8

Item 6.    Selected Financial Data.......................................... 9

Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operation............................................ 10

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk....... 18

Item 8.    Financial Statements and Supplementary Data...................... 19

Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................ 19

PART III:

Item 10.   Directors and Executive Officers of the Registrant............... 19

Item 11.   Executive Compensation........................................... 19

Item 12.   Security Ownership of Certain Beneficial Owners and Management... 19

Item 13.   Certain Relationships and Related Transactions................... 20

PART IV:

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 20

                                     PART I

ITEM 1.       BUSINESS

    Unless stated otherwise, market share data included in this Annual Report on Form 10-K are based on supermarket, mass merchandiser and drug store sales, measured in pounds sold, for the fifty-two week period ended January 3, 1999 as reported by Information Resources, Inc. ("IRI"). Sales to club stores and vending distributors are not included in this data. With respect to the foodservice industry, market share data included herein are based on sales, measured in pounds sold, for the twelve-month period ended December 31, 1998 as reported by the International Foodservice Manufacturers Association ("IFMATRAC").

    Keebler Foods Company and its subsidiaries ("Keebler" or "the Company") is the second largest cookie and cracker manufacturer in the United States ("U.S.") with annualized net sales of over $2.5 billion and a 25.7% share of the U.S. cookie and cracker market. We market a majority of our products under well-recognized brands such as KEEBLER, CHEEZ-IT, CARR'S and FAMOUS AMOS. In the U.S., we are the number two manufacturer of branded cookies and crackers, the leading licensed supplier of Girl Scout cookies and the number one manufacturer of private label cookies and the number one manufacturer of crackers for the foodservice market. We are also the number one manufacturer of retail branded ice cream cones in the U.S. and a major producer of retail branded pie crusts. In addition, we produce custom-baked products for other marketers of branded food products.

RECENT HISTORY

    Keebler was originally organized under the laws of the State of Delaware as UB Investments US Inc. ("UBIUS" or "predecessor company") on July 14, 1992. Keebler was acquired from UB Investments (Netherlands) B.V. on January 26, 1996 (the "Keebler acquisition") by INFLO Holdings Corporation ("INFLO"), a corporation which was jointly owned by Artal Luxembourg S.A. ("Artal"), a private investment company, and Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company and one of the country's largest manufacturers and marketers of fresh and frozen baked foods. Immediately after the Keebler acquisition, the Company was renamed Keebler Corporation. In conjunction with the Keebler acquisition, INFLO sold 2.5% of the outstanding shares of $0.01 par value common stock to certain members of management. On June 4, 1996, Keebler acquired Sunshine Biscuits, Inc. ("Sunshine" or the "Sunshine acquisition") from G.F. Industries, Inc. ("GFI"). As part of consideration paid in the sale of Sunshine, GFI was issued common stock and a warrant to purchase 6,135,781 shares of common stock. On November 20, 1997, INFLO was merged into Keebler Corporation (the "Merger") and subsequently changed its name to Keebler Foods Company. After the Merger, the stock and warrant held by GFI were transferred to Bermore, Limited ("Bermore"), a privately held corporation and the parent of GFI, and reissued for the same value in the name of Keebler. On February 3, 1998, Keebler completed an initial public offering (the "Offering") of 13,386,661 shares of common stock. Concurrent with the Offering, Bermore exercised the warrant in exchange for 6,135,781 shares of common stock. The exercise of the warrant resulted in Keebler receiving $19.8 million of cash proceeds. Artal and Bermore sold all of the shares in the Offering, with no proceeds from the Offering going to Keebler. As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore, which increased its ownership from approximately 45% to 55%. Artal, having sold shares to both Flowers and the public, retained ownership of approximately 21%. Bermore exercised the warrant, sold shares to both Flowers and the public and retained ownership of approximately 6%. During 1998, Bermore, through a series of transactions, transferred its shares held to Claremont Enterprises, Limited ("Claremont"), a privately held Bahamian limited company. On September 28, 1998, Keebler acquired President International, Inc. ("President") from President International Trade and Investment Corporation, a company limited by shares under the International Business Companies Ordinance of the British Virgin Islands. On January 21, 1999, Keebler registered 16,200,000 shares of the Company common stock in connection with a secondary public offering. Artal and Claremont owned all of the shares sold in the secondary offering, with no proceeds going to Keebler. As a result, Artal's ownership percentage decreased from approximately 21% to 2% and Claremont's ownership percentage was reduced from approximately 6% to 5% of the outstanding common stock. Management's ownership remained at approximately 2% and Flowers' ownership remained at approximately 55%.

GENERAL BUSINESS DESCRIPTION

    Keebler competes in the U.S. retail cookie and cracker industry which in 1998 generated sales of approximately $8.5 billion measured in retail sales to consumers. The U.S. cookie and cracker industry, which is relatively stable, has experienced slow, but steady growth over the past twenty years. The cookie and cracker industry is comprised of distinct types of products. Cookie product types include, among others, sandwich cookies, chocolate chip cookies and fudge-covered cookies. Cracker product types include, among others, saltine crackers, graham crackers and snack crackers. Supermarkets accounted for 76.9% of 1998 sales in the cookie and cracker industry, with mass merchandisers (such as Wal-Mart), convenience stores and drug stores accounting for the balance. Since 1992, U.S. annual dollar supermarket sales of cookies and crackers have increased by an average of 1.5% per year. We believe that non-supermarket channels of distribution are becoming increasingly important.

    Since the acquisition of the Keebler business in January 1996, we have employed a business strategy designed to capitalize on our competitive strengths, which include strong national brands and a national direct to store door sales and distribution system, which is known as a "DSD distribution system." The acquisitions of Sunshine and President have enabled us to further develop this business strategy. The key elements of this strategy include:

    o building on the KEEBLER brand and taking advantage of its strength across product types;
    o    expanding the CHEEZ-IT brand;
    o    increasing sales in non-supermarket channels;
    o    increasing the efficiency of operations and
    o pursuing acquisitions that complement or provide further opportunities to use existing brands, product lines or distribution systems.

    Keebler operates its business through the use of two reportable segments. The mass distribution of consumer food products in both the Branded and Specialty segments is an important element in maintaining sales growth and providing service to customers. We attempt to meet the changing demands of customers by planning appropriate stock levels and reasonable delivery times consistent with achieving optimal economics of distribution. In order to achieve these objectives, we have developed a network of manufacturing plants, shipping centers and distribution warehouses strategically located throughout the continental U.S. to provide high national in-store presence. We use a combination of Keebler-owned, public and contract carriers to deliver products from distribution points to customers.

BRANDED SEGMENT

    The Branded segment produces a number of well-recognized brands including:
CHEEZ-IT, CHIPS DELUXE, CLUB, DROXIES, FAMOUS AMOS, FUDGE SHOPPE, SUNSHINE KRISPY, MUNCH'EMS, MURRAY, OLDE NEW ENGLAND, READY CRUST, SANDIES, TOWN HOUSE, VIENNA FINGERS, WHEATABLES and ZESTA. We also import and distribute CARR'S crackers in the U.S. under an exclusive long-term licensing and distribution agreement with United Biscuits. CARR'S crackers are the best-selling specialty crackers in the U.S. In addition, we are the top manufacturer of retail branded ice cream cones in the U.S., as well as the leading manufacturer of preformed retail branded pie crusts which are sold under the KEEBLER READY CRUST brand name. All of our branded products are sold in supermarkets, mass merchandisers, club stores, convenience stores and drug stores, among others.

    Keebler distributes retail branded cookie and cracker products through our DSD distribution system, which services substantially all supermarkets in the U.S., as measured by IRI. We believe our national DSD distribution system provides us with certain competitive advantages. Members of Keebler's sales force, rather than store employees, stock and arrange our products on store shelves and build end-aisle and free-standing product displays. Frequent presence of our sales force employees provides us with a high level of control over the availability and presentation of our products. We believe that this control allows us to maintain shelf space, better execute in-store promotions and more effectively introduce new products. In-store promotions are important because we believe that purchases of cookies and crackers are often impulse driven.

    With the acquisition of President, we acquired their franchised DSD distribution system, which principally distributes products east of the Mississippi River. The President DSD distribution system, which services both supermarkets and certain non-supermarket channels, is comprised of independent franchisees who purchase and resell certain President products.

    In addition to the Keebler and President DSD distribution systems, we use a network of independent distributors and brokers to serve convenience stores and vending distributors. In the case of club stores, Keebler uses a dedicated sales force and ships products directly to the customers' warehouses. We also use a warehouse sales and distribution system to sell and distribute KEEBLER READY CRUST pie crusts. CARR'S crackers are sold through a network of independent specialty distributors.

    Keebler has focused on new product introductions and line extensions within our core product types, such as CHEEZ-IT HEADS AND TAILS, CHEEZ-IT snack mix, CHEEZ-IT HOT & SPICY crackers, KEEBLER PEANUT BUTTER FUDGE STICKS, LEMON CREME VIENNA FINGER cookies and HOMESTYLE SOFT BATCH cookies. We have previously introduced innovative product types such as KEEBLER COOKIE STIX. We also developed new sizes of our leading products to enable us to expand in non-supermarket channels and introduced innovative new packaging, such as holographic holiday packaging and resealable stand-up packages for our CHEEZ-IT snack mix and FAMOUS AMOS cookies.

    The planned integration of Sunshine's operations into those of Keebler was completed by the end of 1996. The combination of Keebler and Sunshine allowed us to achieve efficiencies in administration, purchasing, production, marketing, sales and distribution. In particular, the sales and distribution of Sunshine retail branded products were incorporated into our DSD distribution system which had excess capacity. Filling excess capacity with Sunshine products made Keebler's DSD distribution system more efficient and allowed us to focus sales and marketing efforts on more profitable retail branded products.

    Net sales, net income and cash flow of the Branded segment are affected by the timing of new product introductions, promotional activities, price increases and a seasonal bias toward the second half of the year due to events such as back-to-school, Thanksgiving and Christmas. The relative mix between cookie and cracker sales varies throughout the year with stronger cracker sales in the last quarter of the calendar year.

SPECIALTY SEGMENT

    The Specialty segment produces cookies, crackers and custom-baked products for several markets. We are the number one manufacturer of crackers for the foodservice market, as reported by IFMATRAC. Our foodservice products are sold by a national sales force dedicated solely to the foodservice market, with the assistance of independent brokers. These products are shipped directly to customers' warehouses and in the foodservice market, we generally sell to large distributors who sell our products to restaurants and institutions.

    With the acquisition of President, we are now also the leading licensed supplier of cookies for the Girl Scouts of America. We exclusively supply more than one-half of the approximately 320 Girl Scout Councils in the U.S. and are one of only three cookie manufacturers licensed by the Girl Scouts of America to manufacture Girl Scout cookies. Keebler employs dedicated marketing personnel to assist the various Girl Scout Councils with sales, marketing and public relations. A team of nine salespersons is employed, in addition to independent brokers, which market to U.S. Girl Scout Councils.

    In addition, Keebler manufactures private label products to be sold by retailers under their own brands. We believe we are the leading manufacturer of private label cookie products in the U.S. We serve leading supermarkets in the U.S. with a variety of private label products ranging from value-oriented standard products to premium items that compete with branded alternatives. Our Bake-Line Products, Inc. plant located in Des Plaines, Illinois, is dedicated to producing private label cookies, and is capable of producing a wide variety of products with numerous packaging options to meet the wide-ranging demands of our private label customers. Our private label cookies and crackers are shipped via common carrier directly to customer warehouses.

    We also manufacture a variety of custom-baked products for other marketers of branded food products including: Kellogg POP TARTS, Kellogg NUTRIGRAIN bars, MCDONALDLAND cookies and Gerber BITER biscuits, as well as crackers for Oscar Mayer LUNCHABLES, Starkist CHARLIE TUNA snack kits and Kraft HANDI-SNACKS. Our custom-baked products are packaged under customers' labels and shipped from Keebler plants to the customers' regional warehouses or distribution centers via common carrier.

    Historically, President's net sales, net income and cash flow have been higher in the first quarter than any other fiscal quarter because substantially all sales of Girl Scout cookies have occurred in that quarter. As such, we expect to realize proportionately higher net sales, net income and cash flow during the first quarter than we historically have experienced.

COMPETITION

    The U.S. branded cookie and cracker industry is led by Keebler and Nabisco, Inc. ("Nabisco"), which together account for 59.4% of sales volume. Smaller competitors include numerous national, regional and local manufacturers of both branded and private label products. Competition in our markets takes many forms including:

    o    establishing favorable brand recognition;
    o    developing products sought by consumers;
    o    implementing appropriate pricing;
    o    providing strong marketing support and
    o    obtaining access to retail outlets and sufficient shelf space.

    Nabisco is the largest manufacturer in the U.S. cookie and cracker industry. We have a 25.7% share of the retail cookie and cracker market, while Nabisco has a 33.7% share. The remaining industry participants primarily target certain portions of the industry or focus on certain geographical regions of the U.S. Keebler and Nabisco are also the only cookie and cracker producers that have national wholly-owned DSD distribution systems, although Pepperidge Farm operates a national DSD distribution system through independent distributors.

CUSTOMERS

    Keebler's top ten customers in 1998 accounted for 29.6% of our net sales. No single customer accounted for more than 4.3% of net sales.

RAW MATERIALS

    The principal raw materials used in our food products consist of flour, sugar, chocolate, shortening and milk. We also use paper products such as corrugated cardboard, as well as films and plastics to package its products. Raw materials and packaging materials are readily available from various suppliers. There is no significant reliance on any one supplier. We use hedging techniques to minimize the impact of price fluctuations in raw materials and not for speculative or trading purposes. The hedging techniques, however, may not result in a reduction in our raw material costs or protect us from sharp increases in certain raw material costs, which we have experienced in the past.

INTELLECTUAL PROPERTY

    We own a number of patents, licenses, trademarks and trade names. Principal trademarks and trade names include KEEBLER, Ernie the Keebler Elf, the Hollow Tree logo, CHEEZ-IT, CHIPS DELUXE, CLUB, FAMOUS AMOS, FUDGE SHOPPE, HI-HO, HYDROX, SUNSHINE KRISPY, MUNCH'EMS, MURRAY, OLDE NEW ENGLAND, READY CRUST, SANDIES, SOFT BATCH, SUNSHINE, TOASTEDS, TOWN HOUSE, VIENNA FINGERS, WHEATABLES and ZESTA. We are also the exclusive licensee of the CARR'S brand name in the U.S. Such trademarks and trade names are considered to be of material importance to our business since they have the effect of developing brand identification and maintaining consumer loyalty. We are not aware of any fact that would negatively impact the continuing use of any material patents, licenses, trademarks or trade names.

RESEARCH AND DEVELOPMENT

    Keebler engages in research activities, which principally involve development of new products, improvement of the quality of existing products and improvement and modernization of production processes. We also carry out development and evaluation of new processing techniques for both current and proposed product lines. Identifiable research and development costs are set forth on page F-11 of our consolidated financial statements.

REGULATION

    As a manufacturer and marketer of food items, our operations are subject to regulation by various federal government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission (the "FTC"), the Environmental Protection Agency and the Department of Commerce, as well as various state agencies. These agencies regulate various aspects of our business, including production processes, product quality, packaging, labeling, storage and distribution. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves. In addition, advertising of our businesses is subject to regulation by the FTC, and we are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.

ENVIRONMENTAL

    Our operations and properties are subject to federal, state and local laws and regulations relating to the storage, handling, emission and discharge of materials and wastes into the environment. The primary environmental laws affecting our operations are the Federal Clean Air Act and Clean Water Act. We may be required to spend significant sums in order to maintain our compliance with environmental laws, particularly with respect to emission control equipment, replacement of chlorofluorocarbons (i.e. ozone-depleting substances) in cooling equipment and asbestos abatement projects. Although it is difficult to estimate the cost of complying with environmental laws, we do not believe that compliance with, or liability under, any environmental laws individually or in the aggregate will have a material adverse effect on our operations or financial condition.

EMPLOYEES

    We employ approximately 12,200 persons, of which approximately 5,800 are represented by unions. We believe relations with our employees to be good.


EXECUTIVE OFFICERS OF KEEBLER

      NAME                 AGE                 POSITION
Robert P. Crozer           52       Chairman of the Board and Director
Sam K. Reed                52       Chief Executive Officer, President and Director
E. Nichol McCully          44       Chief Financial Officer and Senior Vice President - Finance
David B. Vermylen          48       President - Keebler Brands
Jack M. Lotker             55       President - Specialty Products
James T. Willard           58       Senior Vice President - Operations
Thomas E. O'Neill          44       Vice President, Secretary and General Counsel
James T. Spear             44       Vice President - Finance and Corporate Controller


    ROBERT P. CROZER. Mr. Crozer was elected Chairman of the Board of Directors of Keebler in February 1998. Mr. Crozer has been a Director of Keebler since March 1996. Mr. Crozer has served as Vice Chairman of the Board of Directors of Flowers since 1989. He joined Flowers in 1973 and has been a director of Flowers since 1989. Mr. Crozer served as Vice President-Marketing of Flowers from 1985 to 1989, Corporate Director of Marketing Planning of Flowers from 1979 to 1985, as well as President and Chief Operating Officer, Convenience Products Group of Flowers from 1979 to 1989. Mr. Crozer received both a B.A. and an M.B.A. from the University of Virginia.

    SAM K. REED. Mr. Reed has been the Chief Executive Officer, President and a Director of Keebler since the Keebler acquisition in January 1996. Mr. Reed has twenty-five years of experience in the snack and baking industries. From January 1994 to January 1995 he served as Chief Executive Officer of Specialty Foods Corporation's $450 million Western Bakery Group division. Prior to that, he was President and Chief Executive Officer of Mother's Cake and Cookie Co. from 1991 to 1994, and held Executive Vice President positions at Wyndham Bakery Products from 1988 to 1990 and Murray Bakery Products from 1985 to 1988. Mr. Reed managed a natural foods company from 1984 to 1985, which later became The Quaker Oats Company's rice cake division. He started his career in 1974 with Oroweat Foods Company where he spent ten years in finance, manufacturing and general management. Mr. Reed received a B.A. from Rice University and an M.B.A. from Stanford University.

    E. NICHOL MCCULLY. Mr. McCully has been the Chief Financial Officer and Senior Vice President-Finance of Keebler since the Keebler acquisition in January 1996. Mr. McCully has over eleven years of experience as a senior financial executive in the food industry, most recently as group Chief Financial Officer for the Western Bakery Group division of Specialty Foods Corporation from 1993 to 1995. Mr. McCully was Vice President-Finance for Mother's Cake and Cookie Co. from 1991 until its acquisition by Specialty Foods Corporation in 1993. From 1990 to 1991, he was Vice President-Finance, and from 1988 to 1990, he was Controller for Spreckels Sugar Co. Prior to entering the food industry, Mr. McCully held financial management positions with Triad Systems Corporation and Wells Fargo Leasing Corporation, and he has auditing experience with Arthur Andersen & Co. Mr. McCully received a B.A. from the University of California at Berkeley and an M.B.A. from the University of California at Los Angeles. Mr. McCully is also a Certified Public Accountant.

    DAVID B. VERMYLEN. Mr. Vermylen has been the President-Keebler Brands since the Keebler acquisition in January 1996. Mr. Vermylen manages Keebler's branded biscuits, pie crust and imported products sector. He has twenty-four years experience in marketing consumer packaged goods including cookies, cereals, beverages and convenience foods. In 1995, he served as Chairman, President and Chief Executive Officer of Brothers Gourmet Coffee, a publicly traded specialty beverage manufacturer and retailer. He served as President and Chief Operating Officer from 1994 to 1995 and Vice President-Marketing from 1991 to 1993 at Mother's Cake and Cookie Co. Mr. Vermylen spent fourteen years in product management at General Foods from 1974 to 1988 managing a variety of businesses, including serving as Vice President of Marketing for Post Cereals. Mr. Vermylen was also a founding partner of a consulting firm specializing in food marketing and grocery distribution. He holds a B.A. in economics from Georgetown University and an M.B.A. from New York University.

    JACK M. LOTKER. Mr. Lotker has been President-Specialty Products of Keebler since the Keebler acquisition in January 1996. Mr. Lotker has worked in the food industry for twenty-four years, most recently at Homeland Stores of Oklahoma from 1988 to 1995. His experience in the baking industry and with DSD distribution systems includes two years at CPC International as Vice President and General Manager of Dry Products from 1986 to 1988 and eight years at Arnold Food Company as Vice President and Group Executive from 1978 to 1986. Mr. Lotker headed the American Bakers Association Industrial Relations Committee from 1983 to 1986 and has an extensive knowledge of the interaction among food retailing, wholesale bakery distribution and unionized bakery operations. Mr. Lotker received his B.A. from Queens College and his M.B.A. from Long Island University.

    JAMES T. WILLARD. Mr. Willard has been Senior Vice President-Operations of Keebler since July 1996. With thirty-four years experience in the food industry, Mr. Willard most recently was Senior Vice President at Nabisco Biscuit Co. from 1993 to 1996, and Senior Vice President-Operations and Technical Services at Nabisco Specialty Products Division from 1991 to 1993. From 1988 to 1991, Mr. Willard was Senior Vice President-Operations at ALPO Pet Foods, Inc., and Mr. Willard was Senior Vice President-North American Operations at Cadbury Schweppes, Inc. from 1986 to 1988. Prior to those assignments, Mr. Willard held various positions at Nestle Foods

Corporation from 1964 to 1986. These positions were Vice President-U.S. Chocolate Manufacturing (1983 to 1986), General Manager-Chocolate Manufacturing (1980 to 1983 and 1975 to 1978), General Manager-Fruits, Tomatoes & Meats (1978 to 1980), Division Manager-Manufacturing (1971 to 1975), Assistant Manager-Quality Control (1970 to 1972) and Microbiologist and Chemist-Regional Laboratory (1964 to 1970). Mr. Willard received a B.S. from Capital University and an M.S. from Ohio State University.

    THOMAS E. O'NEILL. Mr. O'Neill has been Vice President, Secretary and General Counsel of Keebler since December 1996. Mr. O'Neill has spent more than thirteen years in the food industry, most recently serving as Vice President and Division Counsel for the Worldwide Beverage Division of The Quaker Oats Company from December 1994 to December 1996. In that position, Mr. O'Neill was responsible for all legal matters in both domestic and international markets concerning the $2 billion division. Mr. O'Neill was Vice President and Division Counsel of the Gatorade Worldwide Division of The Quaker Oats Company from 1991 through 1994. Prior to joining Quaker Oats in 1985, Mr. O'Neill spent three years with Winston & Strawn, a law firm based in Chicago. Mr. O'Neill received both a B.A. and J.D. from the University of Notre Dame. He also completed additional work in the executive management program at Harvard University's Graduate School of Business.

    JAMES T. SPEAR. Mr. Spear has been Vice President Finance and Corporate Controller of Keebler since July 1995. He originally joined Keebler in February 1992 as Corporate Controller. Before starting with Keebler, Mr. Spear was Chief Financial Officer of Kirkland & Ellis from 1989 to 1991. From 1979 to 1989, he was with Price Waterhouse as both an auditor and consultant, mainly with clients in the food industry. Mr. Spear holds a B.A. from Miami University and an M.B.A. from Indiana University Graduate School of Business. Mr. Spear is also a Certified Public Accountant.

    All executive officers serve at the pleasure of the Board of Directors.

    There is no family relationship between any of the executive officers of Keebler.


ITEM 2.       PROPERTIES

    We operate nineteen manufacturing facilities in the U.S. of which sixteen are owned and three are leased. The manufacturing facilities are located in Athens, Georgia; Augusta, Georgia; Birmingham, Alabama; Charlotte, North Carolina; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Tennessee; Columbus, Georgia; Denver, Colorado; Des Plaines, Illinois; Florence, Kentucky; Grand Rapids, Michigan; Kansas City, Kansas; Lake Bluff, Illinois; Louisville, Kentucky; Macon, Georgia; Marietta, Oklahoma; North Little Rock, Arkansas and Sayreville, New Jersey. We also own and operate a dairy in Fremont, Ohio that produces cheese under a proprietary formula that is used as an ingredient in CHEEZ-IT crackers. In addition, we own one idle manufacturing facility located in Atlanta, Georgia that is held for sale. As a result of capital expenditures made over the past decade, we believe the manufacturing facilities are modern and efficient. Additional investment may be necessary to improve the facilities recently acquired in conjunction with the President acquisition. We also believe manufacturing capacity is sufficient to meet foreseeable needs.

    Distribution facilities consist of nineteen shipping centers attached to the manufacturing facilities, eight stand-alone shipping centers (two owned and six leased; of which two are idle) and sixty-two distribution centers (ten owned and fifty-two leased) throughout the U.S. Of the sixty-two distribution centers, nine were subleased and two were idle. The four idle facilities have been accrued for in the plant and facility closing costs. We also lease seventy-seven warehouses and eighteen depots that are located throughout the U.S. and are utilized by the sales force in the distribution of our products. Following the President acquisition, we own one idle warehouse that is held for sale. We believe there is sufficient distribution capacity to meet foreseeable needs.

    In addition to manufacturing and distribution facilities, we own two office buildings and leases two others as part of our corporate office facility. Keebler also leases numerous sales offices throughout the country.

    All of our manufacturing, distribution and corporate office facilities are used by both the Branded and Specialty segments of our business.

ITEM 3.       LEGAL PROCEEDINGS

    Not applicable.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

MARKET INFORMATION FOR COMMON STOCK

    The New York Stock Exchange (the "Exchange") is the principal market on which Keebler's common stock is traded. The common stock was first traded on the Exchange on January 29, 1998, concurrent with the underwritten initial public offering of 13,386,661 shares of Keebler's common stock at an initial price to the public of $24.00 per share. Prior to the Offering, there was no established public trading market for Keebler's shares. Quarterly market price data for 1998 is as shown below:

                                                                                  Market Price per share
                                                                              -------------------------------
                                                                                   High              Low
                                                                              --------------    -------------
             1998:

                      Quarter 1............................................         $ 31.75          $ 25.88
                      Quarter 2............................................         $ 30.13          $ 24.69
                      Quarter 3............................................         $ 29.00          $ 23.88
                      Quarter 4............................................         $ 37.81          $ 26.19

HOLDERS

    The approximate number of holders of record of common stock as of March 15, 1999 was 523. This number does not include beneficial owners of Keebler's securities held in the name of nominees.

DIVIDENDS

    No dividends were declared on Keebler's common stock in 1998 or 1997. Historically, we have not paid dividends on our common stock and do not currently anticipate paying any cash dividends. Additionally, the existing $700.0 million Senior Credit Facility Agreement ("Credit Facility") and the Senior Subordinated Notes ("Notes") place limitations on our ability to pay dividends or make other distributions on our common stock. The most limiting dividend restriction exists under the Notes, which limits dividend payments to the sum of: (i) 50% of consolidated cumulative net income, (ii) net cash proceeds received from the issuance of capital stock, (iii) net cash proceeds received from the exercise of stock options and warrants, (iv) net cash proceeds received from the conversion of indebtedness into capital stock and (v) the net reduction in investments made by Keebler. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.       SELECTED FINANCIAL DATA

    The selected historical financial data presented below as of and for the year ended January 2, 1999, the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996, have been derived from, and should be read in conjunction with the historical consolidated financial statements of Keebler and UBIUS, the predecessor company, including the respective notes thereto, included elsewhere. The selected historical financial data presented below as of and for the fiscal years ended December 30, 1995 and December 31, 1994 have been derived from the consolidated financial statements of the predecessor company that are not included herein. The distinction between Keebler and the predecessor company's selected financial data, as shown below, has been made by inserting a double line. The results of operations presented below are not necessarily indicative of results to be expected for any future period. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and respective notes thereto, included elsewhere herein.

                                                   Keebler Foods Company        ||                  UBIUS
                                          --------------------------------------|| --------------------------------------
                                                                    Forty-Eight ||  Four Weeks         Year Ended
                                            Year Ended  Year Ended  Weeks Ended ||    Ended     -------------------------
                                            January 2,  January 3,  December 28,|| January 26,  December 30, December 31,
                                             1999 (a)      1998        1996 (b) ||     1996         1995         1994
                                          ------------ ------------ ------------|| ------------ ------------ ------------
                                            (In Millions Except Per Share Data) ||              (In Millions)
                                                                                ||
                                                                                ||
OPERATING DATA:                                                                 ||
Net sales...............................    $ 2,226.5    $ 2,065.2    $ 1,645.5 ||   $   101.7    $ 1,578.6    $ 1,599.7
Gross profit............................      1,287.6      1,177.2        871.3 ||        46.8        831.8        894.2
Loss on impairment of Salty Snacks                                              ||
  business..............................            -            -            - ||           -         86.5            -
Income (loss) from continuing operations        196.1        141.4         70.1 ||       (25.5)      (137.9)        46.4
Income tax expense (benefit)............         73.0         45.2         14.0 ||           -         (0.5)        (1.1)
Discontinued operations:                                                        ||
  Income from operations of discontinued                                        ||
    Frozen Food businesses, net of tax..            -            -            - ||           -          7.4          3.4
  Gain on disposal of Frozen Food                                               ||
    businesses, net of tax..............            -            -            - ||        18.9            -            -
Extraordinary item:                                                             ||
  Loss on early extinguishment of debt,                                         ||
    net of tax..........................          1.7          5.4          1.9 ||           -            -            -
Net income (loss).......................    $    94.9    $    57.0    $    15.8 ||   $    (6.5)   $  (158.3)   $   (23.0)
                                                                                ||
Diluted net income per share:                                                   ||
  Income from continuing operations                                             ||
    before extraordinary item...........    $    1.10    $    0.77    $    0.23 ||
  Extraordinary item....................         0.02         0.07         0.02 ||
                                          ------------ ------------ ------------||
  Net income............................    $    1.08    $    0.70    $    0.21 ||
                                          ============ ============ ============||
                                                                                ||
Weighted Average Shares Outstanding.....         87.5         80.6         76.1 ||
                                          ============ ============ ============||

OTHER DATA:                                                                     ||
EBITDA, as adjusted (c).................    $   265.2    $   202.1    $   119.6 ||   $   (23.5)   $   (93.3)   $    89.5
Depreciation and amortization (excluding                                        ||
  items related to discontinued                                                 ||
  operations)...........................         69.1         60.7         49.5 ||         2.0         44.6         43.1
Capital expenditures (excluding                                                 ||
  expenditures related to discontinued                                          ||
  operations)...........................         66.8         48.4         29.4 ||         3.2         54.2         54.6
                                                                                ||
CASH FLOW DATA:                                                                 ||
Cash Provided from (Used by)                                                    ||
  Operating activities..................    $   142.7    $   218.3    $    53.2 ||   $    (0.4)   $   (61.4)   $   (17.4)
  Investing activities..................       (510.7)       (41.5)      (130.1)||        65.2        (52.6)       (45.9)
  Financing activities..................        364.3       (161.6)        86.8 ||       (65.7)       104.4         69.4
                                          ------------ ------------ ------------|| ------------ ------------ ------------
(Decrease) increase in cash and cash                                            ||
  equivalents...........................    $    (3.7)   $    15.2    $     9.9 ||   $    (0.9)   $    (9.6)   $     6.1
                                          ============ ============ ============|| ============ ============ ============

---------------------------------------------------------------

(a)    Includes the operating results of President from the acquisition date of September 28, 1998 through January 2,
       1999. Other matters affecting comparability are detailed in Item 7. Management's Discussion and Analysis of
       Financial Condition and Results of Operations.

(b)    Includes the operating results of Sunshine from the acquisition date of June 4, 1996 through December 28, 1996. Other matters affecting comparability are detailed in Item 7. Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

(c)    EBITDA, as adjusted, is defined as income (loss) from continuing operations before interest, taxes, depreciation, amortization and restructuring charges (gains).

                                                   Keebler Foods Company        ||                  UBIUS
                                          --------------------------------------|| --------------------------------------
                                                           As of                ||                  As of
                                          --------------------------------------|| --------------------------------------
                                           January 2,   January 3,  December 28,|| January 26,  December 30, December 31,
                                              1999         1998         1996    ||     1996         1995         1994
                                          ------------ ------------ ------------|| ------------ ------------ ------------
                                                       (In Millions)            ||              (In Millions)
                                                                                ||
                                                                                ||
BALANCE SHEET DATA:                                                             ||
Cash and cash equivalents...............    $    23.5    $    27.2    $    12.0 ||   $     2.1    $     3.0    $    12.5
Total assets............................      1,655.8      1,042.9      1,102.1 ||       849.1        926.9      1,001.2
Due to affiliate........................            -            -            - ||       105.0        108.0        551.6
Total debt (including capital leases)...        654.5        298.8        457.9 ||       371.4        437.6        333.2
Shareholders' equity (deficit)..........        329.3        222.0        165.1 ||        45.3         51.8       (234.9)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SET FORTH BELOW IS A DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28, 1996. THE YEAR ENDED DECEMBER 28, 1996 INCLUDES BOTH THE FORTY-EIGHT WEEKS OF KEEBLER FOODS COMPANY UNDER CURRENT MANAGEMENT AND THE FOUR WEEKS OF UBIUS UNDER FORMER MANAGEMENT. THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER FOODS COMPANY AND THE RELATED NOTES THERETO APPEARING ELSEWHERE.

OVERVIEW

    GENERAL

    We sell cookies and crackers, custom-baked products to other manufacturers of branded food products, pie crusts and ice cream cones. Our net sales are principally affected by product pricing and quality, brand recognition, new product introductions, product line extensions, marketing and service. We manage these factors to achieve a sales mix favoring our higher margin products while driving volume through our national DSD distribution system.

    The principal elements comprising our cost of sales are raw and packaging materials, labor and manufacturing overhead. The major raw materials that we use in the manufacture of our products are flour, sugar, chocolate, shortening and milk. We also use paper products, such as corrugated cardboard, as well as films and plastics to package our products. The prices of these raw materials have been subject to significant volatility. We have mitigated the effect of such volatility in the past through our hedging programs, but may not be successful in protecting our business from price increases in the future. In addition to the foregoing factors, our cost of sales are affected by the efficiency of production methods and manufacturing capacity utilization.

    Our selling, marketing and administrative expenses are comprised mainly of labor and lease costs associated with our national DSD distribution system, trade and consumer promotion costs, other advertising costs and the cost of our corporate offices. While costs associated with our national DSD distribution system and the cost of our corporate offices are generally fixed, promotion and other advertising costs are more variable. Promotion and other advertising costs represent the largest component of our cost structure other than cost of sales and are principally influenced by changes in net sales.

    We are in the process of integrating President into our operations. In connection with this integration, we are currently undertaking a complete analysis of our system-wide manufacturing and distribution operations as we assess opportunities to improve our operational efficiencies in 1999 and beyond. We currently anticipate that we will take a restructuring charge during 1999 when our analysis and related plans are finalized.

    MATTERS AFFECTING COMPARABILITY

    Keebler's fiscal year consists of thirteen four week periods (fifty-two or fifty-three weeks) and ends on the Saturday nearest December 31. The 1998 fiscal year consists of fifty-two weeks and the 1997 fiscal year consists of fifty-three weeks. As a result of the Keebler acquisition, which closed on the last day of the first four week period of 1996, the fiscal year for 1996 consisted of the forty-eight weeks ended December 28, 1996.

    Keebler's operating results for the forty-eight weeks ended December 28, 1996 have been combined with the operating results of the predecessor company for the four weeks ended January 26, 1996 to compare the year ended December 28, 1996 to the years ended January 2, 1999 and January 3, 1998. Keebler's operating results for the year ended January 2, 1999 include the operating results of President from the acquisition date of September 28, 1998. Keebler's operating results for the year ended December 28, 1996 include the operating results of Sunshine from the acquisition date of June 4, 1996, whereas the subsequent years include the operating results of Sunshine for the entire year. Additionally, Keebler's operating results have been restated to reflect the Merger with INFLO as if it had been effective January 26, 1996.

RESULTS OF OPERATIONS

    Keebler's results of operations, expressed as a percentage of net sales, for the last three years ended January 2, 1999, January 3, 1998 and December 28, 1996 are set forth below:

                                                                                      Years Ended
                                                                    ------------------------------------------------
                                                                      January 2,       January 3,      December 28,
                                                                         1999             1998             1996
                                                                    --------------   --------------   --------------
 NET SALES.......................................................         100.0%           100.0%           100.0%
 Cost of sales...................................................          42.2             43.0             47.5
 Selling, marketing and administrative expenses..................          48.5             49.7             49.6
 INCOME FROM CONTINUING OPERATIONS...............................           8.8              6.8              2.5
 Interest Expense, Net...........................................           1.2              1.6              2.2
 Loss on early extinguishment of debt, net of tax................             -              0.3              0.1
 NET INCOME......................................................           4.3%             2.7%             0.5%

    Keebler's reportable segments are Branded and Specialty, which were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The reportable segments represent an aggregation of similar sales channels. We evaluate the performance of the reportable segments and allocate resources based on the segment's profit contribution, defined as earnings before certain functional support costs, amortization, interest and income taxes. While the accounting policies for each reportable segment are the same as for the total company, the cost of sales used to determine a segment's profit contribution is calculated using standard costs for each product, whereas actual cost of sales is used to determine consolidated operating income (loss).

    BRANDED SEGMENT

    The Branded segment sells a number of well-recognized products, primarily to retail outlets such as supermarkets, mass merchandisers, warehouse club stores, convenience stores and drug stores. This segment also imports and distributes CARR'S crackers in the U.S. under an exclusive long-term licensing and distribution agreement with United Biscuits.

                                                          Years Ended
                          ----------------------------------------------------------------------------
                               January 2, 1999           January 3, 1998         December 28, 1996
                          ------------------------  ------------------------  ------------------------
                                $           %             $           %             $           %
                          ------------- ----------  ------------- ----------  ------------- ----------
                                                         ($ IN MILLIONS)
   NET SALES                $  1,726.7                $  1,566.7                $  1,247.9

   PROFIT CONTRIBUTION      $    282.6      16.4%     $    226.9     14.5%      $    154.0      12.3%


    Net sales in the Branded segment increased 10.2% in 1998 to $1,726.7 million. The acquisition of President contributed $78.9 million in incremental revenue. Adjusting to an equal number of selling days and before including the acquisition growth, branded revenues grew 6.7% over the prior year. The primary drivers of the increase were higher sales of products under both the KEEBLER and CHEEZ-IT brands. The KEEBLER brand name was used to leverage new product introductions through line extensions such as the KEEBLER PEANUT BUTTER FUDGE STICKS. The growth in CHEEZ-IT sales was partly attributed to new products such as CHEEZ-IT HEADS AND TAILS, CHEEZ-IT sandwich crackers and CHEEZ-IT snack mix. Additionally, we redirected marketing support into brand-building advertising and consumer promotions. For example, with this support, sales of KEEBLER FUDGE SHOPPE cookies and CHEEZ-IT products grew in 1998, with CHEEZ-IT products increasing 22.1% over 1997. A favorable sales mix of KEEBLER branded products, combined with selected price increases, also generated higher revenues. Further contributing to the improvement was continued revenue growth outside supermarkets, such as in mass merchandisers, convenience and club stores. Net sales in 1997 were 25.6% higher compared to 1996. Revenue growth in 1997 was achieved by incremental sales associated with the Sunshine acquisition as well as increased volumes. In 1996, sales of Sunshine products by the Branded segment were approximately $216.0 million from the acquisition date until year end compared to approximately $486.0 million for all of 1997. Successful new product introductions and growth in the retail businesses outside supermarkets also propelled increased volume.

    The Branded segment had a 1998 profit contribution of $282.6 million or 16.4% of net sales. After removing the impact of President, profit contribution was 16.8% of net sales, which represented a 2.3 percentage point increase over 1997. A higher gross profit and lower distribution expenses drove the improvement. The benefit noted in gross profit was attributed to improved sales mix, selected price increases and continued productivity gains in our bakeries. Lower distribution expenses were due to more fully utilizing available trailer capacity and productivity and cost savings programs designed to minimize inventory losses. The 1997 profit contribution of $226.9 million was 14.5% of net sales compared to the 1996 profit contribution of 12.3% of net sales. A higher gross profit was also the main contributor to the 2.2 percentage point improvement in the 1997 profit contribution. After discontinuing several less profitable products in 1996, the 1997 sales mix consisted of higher margin products. Additionally, the 1997 profit contribution reflected lower prices on certain raw materials and lower production costs due to the implementation of several productivity programs in our manufacturing facilities. Selling and distribution expenses also decreased as a percent of net sales due to increased volume coupled with the benefit of cost reduction initiatives. Somewhat offsetting these improvements were higher marketing expenses primarily spent on brand-building, national advertising.

    SPECIALTY SEGMENT

    The Specialty segment produces cookies and crackers for the foodservice market, the Girl Scouts of America and private label retailers. In addition, we also produce custom-baked products for other marketers of branded food products.

                                                         Years Ended
                          ----------------------------------------------------------------------------
                               January 2, 1999           January 3, 1998         December 28, 1996
                          ------------------------  ------------------------  ------------------------
                                $           %             $           %             $           %
                          ------------- ----------  ------------- ----------  ------------- ----------
                                                             ($ IN MILLIONS)
   NET SALES                 $  499.8                   $  498.5                  $  499.3

   PROFIT CONTRIBUTION       $   85.9        17.2%      $   80.3       16.1%      $   58.2       11.7%


    Net revenues in the Specialty segment in 1998 were flat compared to 1997. The acquisition of President contributed $16.2 million of incremental sales. Adjusting to an equal number of selling days and before including the acquisition growth, net sales in the Specialty segment were $9.0 million, or 1.8%, below 1997. Net sales in 1997 were also flat compared to 1996. While an improved sales mix benefited each year, the overall decrease in net sales for each year-on-year comparison was principally associated with lower margin products that were either discontinued or re-positioned at higher price levels. Volume declines in custom-baked products in 1997 also served to offset gains received from selected price increases.

    The Specialty segment's profit contribution of $85.9 million was 1.1 percentage point above the prior year, as a percent of net sales. Before considering the impact of President, profit contribution was 17.3% of net sales in 1998 compared to 16.1% in 1997. The improvement in profit contribution was primarily achieved by a more profitable sales mix, selected price increases and productivity gains received through bakery automation projects and supply chain initiatives in distribution and inventory management. Profit contribution was $80.3 million in 1997 which resulted in a 4.4 percentage point increase in profit contribution over 1996 that was principally driven by a more favorable sales mix in 1997 coupled with growth in sales of private label products. Lower raw material costs in 1997 also contributed to the profit contribution improvement.

    COST OF SALES

    Cost of sales was $938.9 million in 1998 which included an additional $61.3 million related to cost of sales for President that was not included in prior years. Excluding the impact of President, cost of sales, as a percent of net sales, was 41.2% for 1998 compared to 43.0% in 1997 and 47.5% in 1996. The improvements made in each year were principally achieved from initiatives implemented to increase automation and productivity at our manufacturing facilities along with other cost reduction programs. The streamlining of our manufacturing facilities, creating increased capacity utilization, also contributed to a lower cost of sales. Additionally, the cost of certain raw and packaging materials has declined from previous years.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    Selling, marketing and administrative expenses were $53.8 million higher compared to 1997, however, 1.2 percentage points better as a percent of net sales. After removing $27.2 million of additional expense attributable to President, selling, marketing and administrative expenses were $26.6 million above the prior year. Higher marketing expenses related to our continued focus on building brand equity through advertising and consumer promotions was the primary driver of the increased spending. Partially offsetting these higher marketing expenses were savings achieved in distribution costs due to improved inventory handling and deployment. In 1997, selling, marketing and administrative spending increased $160.0 million compared to 1996, yet remained consistent as a percentage of net sales. Increased spending was driven by higher volume captured through both internal growth and the Sunshine acquisition. In 1997, we began spending more on advertising and other consumer promotions to create increased brand and consumer awareness. Selling, marketing and administrative expenses remained comparable as a percent of net sales in 1997 and 1996 due to higher volumes passing through a more efficient, fixed cost, selling and distribution network.

    INTEREST EXPENSE

    Interest expense was $26.5 million in 1998, $33.8 million in 1997 and $38.4 million in 1996. The steady decline was primarily due to both a continuing overall lower average debt balance and more favorable interest rates. Interest expense declined from 1997, despite the $530.0 million of additional debt incurred from the acquisition of President, due to lower interest rates, fees and favorable terms. In conjunction with the President acquisition, the $145.0 million outstanding balance on the term note was extinguished, also contributing to the reduction in interest expense. The 1997 decrease in the average debt balance from 1996 was the result of principal pre-payments of $113.8 million on the term loans and a $29.0 million pre-payment of the seller note. In addition, the 1998 weighted average interest rate was 0.62 percentage points lower than the previous year while the 1997 weighted average rate was 0.28 percentage points lower than 1996.

    INCOME TAXES

    Income taxes were provided at an effective tax rate of 43% in 1998, 42% in 1997 and 44.2% in 1996. In each year, the effective tax rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill. The 1.0 percentage point increase in the effective tax rate from 1997 to 1998 was due primarily to the increase in nondeductible expenses, principally the amortization of intangibles, resulting from the President acquisition. The effective tax rate declined in 1997, compared to 1996, as earnings were significantly higher in 1997, thereby reducing the impact of nondeductible expenses, such as amortization of intangibles, on the calculation of the effective tax rate. Income tax expense was not provided for during the first four weeks of 1996. As part of the Keebler acquisition, the valuation allowance on deferred taxes was adjusted by $25.1 million to reflect the elimination of certain deferred tax assets revalued in the purchase price allocation. We carried a deferred tax valuation allowance of $84.4 million at January 2, 1999, January 3, 1998 and December 28, 1996 to provide for the uncertainty in realizing the deductibility of deferred tax assets recognized. Pursuant to the terms of the Keebler acquisition, the predecessor company retained the right to use the net operating losses for potential carrybacks. Any unused operating losses are then available to us, but are significantly restricted under current tax law. Therefore, all net operating loss carryforwards have been fully reserved due to the uncertainty of their realization.

    DISCONTINUED OPERATIONS

    In 1995, the predecessor company adopted plans to discontinue the operations of the Frozen Food businesses, and in the first four weeks of 1996, a gain of $18.9 million, net of income taxes, was recognized on the disposal of the Frozen Food businesses.

    EXTRAORDINARY ITEM NET OF INCOME TAXES

    In the latter part of 1998, an after-tax extraordinary charge of $1.7 million was recorded for the write-off of unamortized bank fees related to the early extinguishment of the term note. Similarly, in 1997 and 1996, we also recorded extraordinary charges, net of income taxes, of $5.4 million and $1.9 million, respectively. In 1997, $3.8 million of the extraordinary charges, net of tax, also related to the write-off of debt issuance costs associated with the early retirement of term loans. An additional $1.6 million, net of income taxes, extraordinary charge was recorded due to a loss on the early extinguishment of the seller note which was entered into at the time of the Keebler acquisition. The 1996 extraordinary charge of $1.9 million, net of income taxes, related to the write-off of debt issuance costs made in connection with the $125.0 million early extinguishment of increasing rate notes.

    NET INCOME

    In 1998, net income of $94.9 million was 66.5% higher than the prior year and net income of $57.0 million for 1997 was $47.7 million above 1996. The substantial growth in net earnings in year-over-year comparisons was achieved through revenue gains combined with lower operating expenses resulting from productivity and cost savings programs. Revenue growth in both 1998 and 1997 was achieved through volume increases, higher prices and an improved sales mix. Compared to 1996, 1997 also benefited from increased revenue due to the inclusion of the Sunshine business for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    A condensed cash flow statement of Keebler follows:

                                                                         Years Ended
                                                  ------------------------------------------------------------
                                                      January 2,          January 3,            December 28,
                                                        1999                 1998                   1996
                                                  -----------------    ------------------    -----------------
                                                                         (IN MILLIONS)
CASH PROVIDED FROM (USED BY)

  Operating activities...........................     $    142.7           $     218.3           $     52.8
  Investing activities...........................         (510.7)                (41.5)               (64.9)
  Financing activities...........................          364.3                (161.6)                21.1
                                                  -----------------    ------------------    -----------------
 (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS...................................     $     (3.7)          $      15.2           $      9.0
                                                  =================    ==================    =================

    CASH FLOW FOR 1998

    Operating activities provided $142.7 million of cash during 1998. Net earnings of $94.9 million coupled with the deferral of additional income taxes were the primary drivers of the favorable cash flow. Partially offsetting these sources of cash was an increased investment in inventories and trade accounts receivable of $13.8 million and $5.1 million, respectively. A build in finished goods, principally associated with the upcoming Girl Scout cookie season, accounted for the larger investment in inventory. The increase in trade accounts receivable was due principally to the addition of the President's trade accounts receivable subsequent to the acquisition. Also offsetting these cash sources was $5.4 million of current year net spending for plant and facility closing costs and severance related to the exit costs associated with the Keebler, Sunshine and President acquisitions. Spending on plant and facility closing costs and severance is expected to be substantially completed by the end of 1999, except for noncancelable lease obligations which are expected to continue until 2006. Higher income tax payments attributable to a $62.0 million increase in pre-tax income over the prior year also offset the positive cash flow.

    Cash used by investing activities was $510.7 million, of which $444.8 million, net of cash acquired, was attributable to the acquisition of President in September 1998. An additional $66.8 million of capital spending was made for modifications related to new products, to update and enhance production facilities and to achieve near-term cost savings and efficiencies in the manufacturing, sales and distribution process. At year end, we held the idle Atlanta, Georgia manufacturing facility, a distribution center in Kensington, Connecticut and a warehouse in Houston, Texas for sale and expect the disposition of these facilities to be completed before the end of 1999.

    Financing activities generated $364.3 million of cash for the year principally from proceeds of long-term debt borrowings under $825.0 million of available new debt facilities used to finance the acquisition of President. We also received $19.8 million of cash proceeds resulting from Bermore exercising a warrant in exchange for 6,135,781 shares of common stock at the time of our initial public offering. Employee stock options exercised during the year provided another $0.8 million of cash. These cash sources were partially offset by the pre-payment of the $145.0 million outstanding term note balance and a $20.0 million repayment on the revolving facility. In addition, cash totaling $8.6 million was used to repurchase common stock into treasury under the stock repurchase program.

    CASH FLOW FOR 1997 AND 1996

    Cash provided from operating activities was $218.3 million in 1997 which was an increase of $165.5 million over the cash provided from operations in 1996. The primary contributors to the positive cash flow for 1997 were net earnings of $57.0 million, a lower investment in trade accounts receivable and reduced funding of current liabilities and income taxes. Improved accounts receivable collection procedures provided $38.2 million of working capital. The reduced funding of current liabilities was attributable primarily to the timing of payments, while the increase in income taxes payable was attributable to a $47.7 million increase in earnings over 1996. Partially offsetting these benefits was spending on plant and facility closing costs and severance and the payment of an arbitration award. Spending on plant and facility closing costs and severance relating to exit costs associated with the Keebler and Sunshine acquisitions, although down from 1996, accounted for $13.7 million of cash used by operations for the year ended January 3, 1998. Exit cost spending associated with these acquisitions was substantially complete at the end of 1998, with the exception of noncancelable lease obligations, which are expected to continue until 2004. In addition, we paid an arbitration award in 1997 regarding a contract production arrangement, which was entered into by the predecessor company, in the amount of $6.8 million plus legal fees.

    Cash used by investing activities was $41.5 million in 1997 compared to $64.9 million in 1996. The cash used in 1997 was primarily used to fund capital expenditures. Capital expenditures were $48.4 million and $32.6 million in 1997 and 1996, respectively. In 1997, capital spending was made principally to enhance, update or realign the existing production lines, provide distribution and production efficiencies and to achieve near-term cost savings. Proceeds received from asset disposals of $7.0 million partially offset capital expenditures. The sale of the Santa Fe Springs plant in 1997 accounted for $3.6 million of the proceeds, with the remainder provided mainly from the sale of trucks and machinery and equipment.

    Cash used by financing activities in 1997 was $161.6 million. In 1997, we entered into an amendment and restatement of our prior senior credit agreement, proceeds from which were used to extinguish existing term loans of $153.6 million. The extinguishment was funded primarily by a draw down on the revolving loan facility and $109.8 million under a new term loan. During 1997, the draw down on the revolving loan facility was completely repaid. Additionally, in the fourth quarter of 1997, we extinguished $29.0 million of debt related to the seller note and made $70.0 million in principal pre-payments on the term loan using existing cash resources. Scheduled principal payments of $18.7 million were made on the term loan and other debt during the year.

    CAPITAL RESOURCES

    In 1998 and 1997, our capital resources were provided under two separate credit arrangements. In order to consummate the acquisition of President in September 1998, we entered into a new Credit Facility consisting of a $350.0 million revolving facility and a $350.0 million term facility. In addition, we also entered into a $125.0 million bridge facility that was subsequently refinanced with a receivables facility on January 29, 1999. These new debt facilities replaced the available $140.0 million revolving loan facility and an existing term loan which were outstanding in 1997 and 1998 until the time of the President acquisition. Available borrowings under the revolving facility and the previous revolving loan facility were $265.0 million and $140.0 million in 1998 and 1997, respectively. Borrowings under the $350.0 million revolving facility in 1998 were $105.0 million, with $20.0 million repaid as of January 2, 1999. There were no borrowings under the $140.0 million revolving loan facility in 1998, however, there were $32.8 million of borrowings in 1997, which was all repaid as of January 3, 1998.

    Capital expenditures for 1999 are expected to be approximately $90.0 million, up nearly $23.2 million from 1998. The majority of capital spending in 1999 will be used to increase the automation in production and distribution facilities in order to obtain additional productivity and cost savings. We anticipate that capital expenditures will be funded from cash provided by operations and will continue at a level sufficient to support our strategies and operating needs.

    Historically, we have not paid dividends, and at this time do not anticipate paying any cash dividends. The existing Credit Facility and Notes place limitations on our ability to pay dividends or make other distributions on our common stock. Additionally, the Credit Facility requires us to meet certain financial covenants including a debt to earnings before interest, taxes, depreciation and amortization ratio and cash flow coverage ratios. In addition to these ratios, the credit agreement also requires us to meet net worth and interest coverage ratios. In 1998 and 1997, we met all financial covenants in each of our financing agreements. Total debt was $654.5 million, $298.8 million and $457.9 million as of January 2, 1999, January 3, 1998 and December 28, 1996, respectively. Current maturities on the total debt outstanding were $112.7 million, $26.4 million and $18.6 million as of such respective dates. Cash and cash equivalents on January 2, 1999, January 3, 1998 and December 28, 1996 were $23.5 million, $27.2 million and $12.0 million, respectively. We believe that available cash, as well as amounts available under our new debt facilities, will be sufficient to meet normal operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The new statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We have not yet determined the impact the new statement may have on the consolidated financial statements.

SEASONALITY

    Our net sales, net income and cash flow are affected by the timing of new product introductions, promotional activities, price increases and a seasonal bias toward the second half of the year due to events such as back-to-school, Thanksgiving and Christmas. The relative mix between cookie and cracker sales varies throughout the year with stronger cracker sales in the last quarter of the calendar year. President's net sales, net income and cash flow historically has been higher in the first quarter than in any other fiscal quarter because substantially all sales of Girl Scout cookies have occurred in that quarter. For this reason, going forward, we expect to realize proportionately higher net sales, net income and cash flow during the first quarter of our fiscal year than we historically have experienced.

SELF INSURANCE

    We purchase insurance coverage for worker's compensation as well as general, product and vehicle liability maintaining certain levels of retained risk (self-insured portion). Potential losses relating to claims under the self-insured portion of the policies are accrued in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies." There are no unasserted claims that require a reserve or disclosure in accordance with SFAS No. 5.

YEAR 2000 ISSUE

    The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. As a result, computer programs may not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many businesses are at risk for possible computer application miscalculations or systems failures causing disruptions in business operations. These risks are commonly referred to as the "Y2K issues."

    We utilize software and related technologies that will be affected by the date change in the year 2000. We have completed a comprehensive review of our computer systems and non-information technology systems to identify potential Y2K issues. Since we have implemented the SAP R/3 management information system and Manugistics software, both of which were developed/purchased as Y2K compliant, we do not anticipate that the impact of Y2K issues on our business will be material. Additionally, secondary information systems, which are not material to our ability to forecast, manufacture or deliver product, have been reviewed and Y2K issues identified. We are currently in the process of correcting or upgrading these systems. We intend to be Y2K compliant on all critical systems by the middle of 1999.

    We have undertaken efforts to verify that all of our material vendors and suppliers will be Y2K compliant. Specifically, we sent a comprehensive questionnaire to all of our significant suppliers and vendors regarding their Y2K compliance in an attempt to identify any problem areas with respect to these groups. Although the results of the questionnaire indicated that our material vendors and suppliers intend to be Y2K compliant before the end of 1999, they were not able to provide us any assurances. We are currently in the process of developing a contingency plan to address any potential Y2K failures caused by a third party. While we cannot assure that third parties will convert their systems in a timely manner and in a way compatible with our systems, we believe that our actions with third parties detailed above, along with the development of a contingency plan, will minimize these risks.

    We currently estimate that the incremental costs for becoming Y2K compliant are approximately $2.0 - $3.0 million, which will be funded from cash provided by operations and expensed as incurred. Spending of $1.0 million against this estimate has occurred to date. This estimate is exclusive of Y2K issues regarding the President acquisition. We have completed a comprehensive review of President's computer systems and non-information technology systems to identify potential Y2K issues. Many of the Y2K risks at President will be mitigated through our implementation of the SAP R/3 management information system, Manugistics software and our warehouse management system at the President facilities. We expect this implementation to be completed during 1999. We estimate additional costs of approximately $0.3 million will be necessary to correct or upgrade President's secondary information systems in order to make them Y2K compliant.

    Based on the progress we have made in addressing our Y2K issues and our compliance with Y2K issues on our primary business information systems, we do not foresee significant risks associated with our Y2K compliance at this time. As our plan is to address any significant risks associated with our Y2K issues prior to being affected by them, a comprehensive contingency plan has not been developed. However, if a significant risk related to our Y2K compliance or a delay in the anticipated timeline for compliance occurs, we will develop contingency plans as deemed necessary at that time.

    The information presented above sets forth the steps we have taken to address the Y2K issues. We do not expect compliance with Y2K issues or the most reasonably likely worst case scenario and related contingency plan to have a material impact on our business, results of operations or financial condition.

    The above discussion of our efforts and expectations relating to Y2K compliance is forward-looking. Readers are cautioned that forward-looking statements contained in this discussion should be read in conjunction with our disclosure under the heading "FORWARD-LOOKING STATEMENTS" that follows below.

FORWARD-LOOKING STATEMENTS

    Certain statements incorporated by reference or made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about:

    o    the competitiveness of the cookie and cracker industry;
    o    the future availability and prices of raw and packaging materials;
    o    potential regulatory obligations;
    o    our strategies and
    o    other statements that are not historical facts.

     When used in this discussion, the words "anticipate," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

    o changes in general economic or business conditions (including in the cookie and cracker industry);
    o    actions of competitors;
    o    our ability to recover material costs in the pricing of our products;
    o the extent to which we are able to develop new products and markets for our products;
    o    the time required for such development;
    o    the level of demand for such products and
    o    changes in our business strategies.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risks to which we are exposed that may adversely affect results of operations and financial position include changes in future interest rates and raw material prices. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of interest rate swap agreements and commodity futures and options contracts. The use of these instruments is limited to hedging activities and they are not entered for trading or speculative purposes. These agreements and contracts are entered into at a corporate level and as such, any income or expense associated with these transactions is not allocated to our reportable segments.

    Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our current debt structure consists of both fixed and floating rate debt. Interest rate swap agreements are used to effectively manage changes in interest rates related to the majority of our borrowings with the objective of reducing overall interest costs. Sensitivity analysis was used to assess the impact that changes in market prices have on the fair value of interest rate swap agreements. Assuming a ten percent increase in market price, the fair value of the interest rate swap agreements at January 2, 1999, with a notional amount of $527.3 million, would increase the net receivable to $3.1 million, while the impact of a ten percent decrease in market price would result in a net payable of $4.4 million.

    We enter into commodity futures and options contracts to neutralize the impact of price increases on raw material purchases that are not likely to be recovered through higher prices on our products. We also used sensitivity analysis to assess the potential impact on the fair value of commodity futures and options contracts. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $61.7 million at January 2, 1999 would be impacted by $5.8 million.


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


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our Directors is incorporated by reference to Keebler's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 1999 annual meeting.

    Information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K on pages 5 through 7.


ITEM 11.      EXECUTIVE COMPENSATION

     Incorporated by reference to Keebler's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 1999 annual meeting.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to Keebler's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 1999 annual meeting.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.


                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.   The financial statements listed in the accompanying Index to
            Financial Statements and Financial Statement Schedule are filed as part of this report on pages F-2 to F-30.

       2. The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this report on page S-2.

       3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K unless noted otherwise.

(b)    Reports on Form 8-K

       1. Current Report on Form 8-K/A dated December 10, 1998 related to the acquisition of President International, Inc. by Keebler Foods Company on September 28, 1998.

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


                                        KEEBLER FOODS COMPANY
                                            (Registrant)

                         /s/   SAM K. REED
                        --------------------------------------------------------
                        Sam K. Reed
                        President, Chief Executive Officer and Director

                        Date:  March 22, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 1999.




/s/  SAM K. REED                                                /s/  ROBERT P. CROZER
----------------------------------------------------------      --------------------------------------------------------
Sam K. Reed                                                     Robert P. Crozer
President, Chief Executive Officer and Director                 (Director)
(Principal Executive Officer)

/s/  E. NICHOL MCCULLY                                          /s/  AMOS R. MCMULLIAN
----------------------------------------------------------      --------------------------------------------------------
E. Nichol McCully                                               Amos R. McMullian
Senior Vice President and Chief Financial Officer               (Director)
(Principal Financial Officer)

/s/  JAMES T. SPEAR                                             /s/  WAYNE H. PACE
----------------------------------------------------------      --------------------------------------------------------
James T. Spear                                                  Wayne H. Pace
Vice President Finance and Corporate Controller                 (Director)
(Chief Accounting Officer)

/s/  JOHNSTON C. ADAMS, JR.                                     /s/  C. MARTIN WOOD III
----------------------------------------------------------      --------------------------------------------------------
Johnston C. Adams, Jr.                                          C. Martin Wood III
(Director)                                                      (Director)

/s/  FRANKLIN L. BURKE                                          /s/  JIMMY M. WOODWARD
----------------------------------------------------------      --------------------------------------------------------
Franklin L. Burke                                               Jimmy M. Woodward
(Director)                                                      (Director)

/s/  G. ANTHONY CAMPBELL
----------------------------------------------------------
G. Anthony Campbell
(Director)




                                       21


                                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                  Keebler Foods Company and UB Investments US Inc. and Subsidiaries

FINANCIAL STATEMENTS:                                                                                          PAGE

  Report of Independent Accountants.......................................................................      F-2

  Consolidated Balance Sheets at January 2, 1999 and January 3, 1998......................................      F-3

  Consolidated  Statements of Operations  for the year ended  January 2, 1999,  the year ended January 3,
    1998,  the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996........      F-5

  Consolidated  Statements of Shareholders' Equity (Deficit) for the year ended January 2, 1999, the year ended January 3, 1998,  the  forty-eight  weeks ended  December 28, 1996 and the four weeks
    ended January 26, 1996................................................................................      F-6

  Consolidated  Statements  of Cash Flows for the year ended January 2, 1999,  the year ended  January 3,
    1998,  the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996........      F-7

  Notes to Consolidated Financial Statements..............................................................      F-8

FINANCIAL STATEMENT SCHEDULE:

     Report of Independent Accountants....................................................................      S-1

     Schedule II - Valuation and Qualifying Accounts......................................................      S-2


 Note:   The  consolidated  financial  statements  listed in the above index for Keebler Foods  Company  include the financial statements of the successor company for the year ended January 2, 1999, the year ended January 3,
         1998 and the  forty-eight  weeks ended  December 28, 1996, and the  predecessor  company for the four weeks ended  January  26,  1996,  the date on which  UBIUS was  acquired by INFLO.  The  distinction  between the successor  company's and the  predecessor  company's  consolidated  financial  statements  has been made by inserting a double line between such consolidated financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF KEEBLER FOODS COMPANY

We have audited the accompanying consolidated balance sheets of Keebler Foods Company and Subsidiaries as of January 2, 1999 and January 3, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, and the forty-eight week period ended December 28, 1996. We have also audited the consolidated statements of operations, shareholders' equity and cash flows of UB Investments US Inc. and Subsidiaries for the four-week period ended January 26, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keebler Foods
Company and Subsidiaries as of January 2, 1999 and January 3, 1998, and the consolidated results of operations and cash flows of Keebler Foods Company and Subsidiaries for the years ended January 2, 1999 and January 3, 1998, and the forty-eight weeks ended December 28, 1996, and the consolidated results of operations and cash flows of UB Investments US Inc. and Subsidiaries for the four week period ended January 26, 1996 in conformity with generally accepted accounting principles.




                                                PRICEWATERHOUSECOOPERS LLP




Chicago, Illinois
February 2, 1999


                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                       JANUARY 2,           January 3,
                                                                                          1999                 1998
                                                                                     --------------       --------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                         $    23,515          $    27,188
     Trade accounts and notes receivable, net                                              141,077               98,963
     Inventories, net:

        Raw materials                                                                       31,722               25,543
        Package materials                                                                   13,081                7,306
        Finished goods                                                                     120,550               78,131
        Other                                                                                1,024                1,482
                                                                                     --------------       --------------
                                                                                           166,377              112,462

     Deferred income taxes                                                                  57,713               42,730
     Other                                                                                  26,636               20,303
                                                                                     --------------       --------------
        Total current assets                                                               415,318              301,646

PROPERTY, PLANT AND EQUIPMENT, NET                                                         564,524              478,121

GOODWILL, NET                                                                              391,449               47,059

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES, NET                                         226,084              154,146

PREPAID PENSION                                                                             38,205               43,060

ASSETS HELD FOR SALE                                                                         2,972                3,742

OTHER ASSETS                                                                                17,228               15,077
                                                                                     --------------       --------------

        Total assets                                                                   $ 1,655,780          $ 1,042,851
                                                                                     ==============       ==============


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                       JANUARY 2,           January 3,
                                                                                          1999                 1998
                                                                                     --------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                              $   112,730          $    26,365
     Trade accounts payable                                                                143,572              126,213
     Other liabilities and accruals                                                        232,087              194,923
     Income taxes payable                                                                   10,779               13,784
     Plant and facility closing costs and severance                                         11,018                6,900
                                                                                     --------------       --------------
        Total current liabilities                                                          510,186              368,185

LONG-TERM DEBT                                                                             541,765              272,390

OTHER LIABILITIES:
     Deferred income taxes                                                                 147,098               69,417
     Postretirement/postemployment obligations                                              63,754               60,605
     Plant and facility closing costs and severance                                         15,563               15,578
     Deferred compensation                                                                  19,368               18,669
     Other                                                                                  28,745               15,956
                                                                                     --------------       --------------
        Total other liabilities                                                            274,528              180,225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock ($.01 par value; 100,000,000 shares authorized and
        none issued)                                                                             -                    -
     Common stock ($.01 par value; 500,000,000 shares authorized and
        84,125,164 and 77,638,206 shares issued, respectively)                                 841                  776
     Additional paid-in capital                                                            169,532              148,613
     Retained earnings                                                                     167,608               72,737
     Treasury stock                                                                         (8,680)                 (75)
                                                                                     --------------       --------------
        Total shareholders' equity                                                         329,301              222,051
                                                                                     --------------       --------------

        Total liabilities and shareholders' equity                                     $ 1,655,780          $ 1,042,851
                                                                                     ==============       ==============


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                            KEEBLER FOODS COMPANY                  ||       UBIUS
                                           --------------------------------------------------------|| ------------------
                                                                                    Forty-Eight    ||       Four
                                               YEAR ENDED         Year Ended        Weeks Ended    ||    Weeks Ended
                                            JANUARY 2, 1999    January 3, 1998   December 28, 1996 ||  January 26, 1996
                                           ------------------ ------------------ ------------------|| ------------------
                                                                                                   ||
NET SALES                                        $ 2,226,480        $ 2,065,184        $ 1,645,532 ||         $ 101,656
                                                                                                   ||
COSTS AND EXPENSES:                                                                                ||
   Cost of sales                                     938,896            888,031            774,198 ||            54,870
   Selling, marketing and administrative                                                           ||
      expenses                                     1,080,044          1,026,245            794,837 ||            71,427
   Other                                              11,501              9,511              6,347 ||               857
                                           ------------------ ------------------ ------------------|| ------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS             196,039            141,397             70,150 ||           (25,498)
                                                                                                   ||
   Interest (income) from affiliates                       -                  -                  - ||              (875)
   Interest (income)                                  (3,763)            (1,191)              (450)||                (3)
   Interest expense to affiliates                          -                  -                  - ||               664
   Interest expense                                   30,263             35,038             38,921 ||                98
                                           ------------------ ------------------ ------------------|| ------------------
INTEREST EXPENSE (INCOME), NET                        26,500             33,847             38,471 ||              (116)
                                           ------------------ ------------------ ------------------|| ------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                           ||
   BEFORE INCOME TAX EXPENSE                         169,539            107,550             31,679 ||           (25,382)
   Income tax expense                                 72,962             45,169             14,002 ||                 -
                                           ------------------ ------------------ ------------------|| ------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                           ||
   BEFORE EXTRAORDINARY ITEM                          96,577             62,381             17,677 ||           (25,382)
                                                                                                   ||
DISCONTINUED OPERATIONS:                                                                           ||
   Gain on disposal of Frozen Food                                                                 ||
      businesses, net of tax                               -                  -                  - ||            18,910
                                           ------------------ ------------------ ------------------|| ------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               96,577             62,381             17,677 ||            (6,472)
EXTRAORDINARY ITEM:                                                                                ||
   Loss on early extinguishment of debt,                                                           ||
      net of tax                                       1,706              5,396              1,925 ||                 -
                                           ------------------ ------------------ ------------------|| ------------------
NET INCOME (LOSS)                                $    94,871        $    56,985        $    15,752 ||         $  (6,472)
                                           ================== ================== ==================|| ==================
BASIC NET INCOME PER SHARE:                                                                        ||
   Income from continuing operations                                                               ||
     before extraordinary item                   $      1.16        $      0.80        $      0.24 ||
   Extraordinary item                                   0.02               0.07               0.03 ||
                                           ================== ================== ==================||
   Net income                                    $      1.14        $      0.73        $      0.21 ||
                                           ================== ================== ==================||
WEIGHTED AVERAGE SHARES OUTSTANDING                   83,254             77,604             75,244 ||
                                           ================== ================== ==================||
DILUTED NET INCOME PER SHARE:                                                                      ||
   Income from continuing operations                                                               ||
     before extraordinary item                   $      1.10        $      0.77        $      0.23 ||
   Extraordinary item                                   0.02               0.07               0.02 ||
                                           ================== ================== ==================||
   Net income                                    $      1.08        $      0.70        $      0.21 ||
                                           ================== ================== ==================||
WEIGHTED AVERAGE SHARES OUTSTANDING                   87,486             80,562             76,076 ||
                                           ================== ================== ==================||

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                        KEEBLER FOODS COMPANY

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                           (IN THOUSANDS)



                                                COMMON STOCK        ADDITIONAL  RETAINED      TREASURY STOCK
                                            ----------------------   PAID-IN    EARNINGS   ---------------------
                                              SHARES     AMOUNT      CAPITAL    (DEFICIT)    SHARES     AMOUNT      TOTAL
                                            ----------- ---------- ----------- ----------- ---------- ---------- -----------
BALANCE AT DECEMBER 30, 1995 (UBIUS)             1,000    $ 1,000   $ 745,000  $ (694,243)         -   $      -   $  51,757

    Net loss for the four weeks                      -          -           -      (6,472)         -          -      (6,472)
                                            ----------- ---------- ----------- ----------- ---------- ---------- -----------
BALANCE AT JANUARY 26, 1996 (UBIUS)              1,000      1,000     745,000    (700,715)         -          -      45,285

    Write-off of predecessor company equity     (1,000)    (1,000)   (745,000)    700,715          -          -     (45,285)

    Purchase of the Company by INFLO Holdings
     Corporation effective January 26, 1996     71,656        717     124,284           -          -          -     125,001

    Management investment                          306          2         786           -          -          -         788

    Issuance of common stock and warrants        5,676         57      23,543           -          -          -      23,600
     to Bermore

    Net income for the forty-eight weeks             -          -           -      15,752          -          -      15,752
                                            ----------- ---------- ----------- ----------- ---------- ---------- -----------
BALANCE AT DECEMBER 28, 1996
  (KEEBLER FOODS COMPANY)                       77,638        776     148,613      15,752          -          -     165,141

    Purchase of treasury shares                      -          -           -           -        (43)       (75)        (75)

    Net income                                       -          -           -      56,985          -          -      56,985
                                            ----------- ---------- ----------- ----------- ---------- ---------- -----------
BALANCE AT JANUARY 3, 1998
  (KEEBLER FOODS COMPANY)                       77,638        776     148,613      72,737        (43)       (75)    222,051

    Exercise of Bermore warrant                  6,136         61      19,740           -          -          -      19,801

    Purchase of treasury shares                      -          -           -           -       (292)    (8,605)     (8,605)

    Exercise of employee stock options             351          4       1,179           -          -          -       1,183

    Net income                                       -          -           -      94,871          -          -      94,871
                                            ----------- ---------- ----------- ----------- ---------- ---------- -----------
BALANCE AT JANUARY 2, 1999
  (KEEBLER FOODS COMPANY)                       84,125    $   841   $ 169,532  $  167,608       (335)  $ (8,680)  $ 329,301
                                            =========== ========== =========== =========== ========== ========== ===========


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (IN THOUSANDS)

                                                                           KEEBLER FOODS COMPANY               ||      UBIUS
                                                             --------------------------------------------------|| ----------------
                                                                                                 Forty-Eight   ||      Four
                                                               YEAR ENDED       Year Ended       Weeks Ended   ||   Weeks Ended
                                                             JANUARY 2, 1999  January 3, 1998  December 28,1996|| January 26, 1996
                                                             ---------------- ---------------- ----------------|| ----------------
                                                                                                               ||
CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES                                                        ||
    Net income (loss)                                               $ 94,871         $ 56,985         $ 15,752 ||        $ (6,472)
    Adjustments to reconcile net income (loss) to cash from                                                    ||
       operating activities:                                                                                   ||
       Depreciation and amortization                                  69,125           60,708           49,461 ||           1,973
       Deferred income taxes                                          10,075           18,548           12,254 ||               -
       Accretion on Seller Note                                            -            2,376            2,246 ||               -
       Loss on early extinguishment of debt, net of tax                1,706            3,761            1,925 ||               -
       Loss (gain) on sale of property, plant and equipment              424             (358)            (328)||              33
       Gain on the disposal of the Frozen Food businesses,                                                     ||
         net of tax                                                        -                -                - ||         (18,910)
       Other                                                           1,460                -                - ||               -
    Changes in assets and liabilities:                                                                         ||
       Trade accounts and notes receivable, net                       (5,082)          38,187            3,842 ||          22,068
       Accounts receivable/payable from affiliates, net                    -                -                - ||          (1,941)
       Inventories, net                                              (13,830)             203           (9,809)||           4,353
       Recoverable income taxes and income taxes payable              (4,556)          16,113                - ||              25
       Other current assets                                           (2,845)            (966)           1,644 ||           1,192
       Deferred debt issue costs                                      (1,845)          (1,344)          (8,032)||               -
       Trade accounts payable and other current liabilities              869           36,806           26,105 ||          11,550
       Plant and facility closing costs and severance                 (5,373)         (13,715)         (41,279)||               -
       Restructuring reserves                                              -                -                - ||         (14,469)
    Other, net                                                        (2,319)           1,044             (553)||             246
                                                             ---------------- ---------------- ----------------|| ----------------
         Cash provided from (used by) operating activities           142,680          218,348           53,228 ||            (352)
                                                                                                               ||
CASH FLOWS (USED BY) PROVIDED FROM INVESTING ACTIVITIES                                                        ||
    Capital expenditures                                             (66,798)         (48,429)         (29,352)||          (3,228)
    Proceeds from property disposals                                     917            6,950            9,236 ||             644
    Working capital adjustment paid by UB Investment                                                           ||
       (Netherlands) B.V.                                                  -                -           32,609 ||               -
    Purchase of President International, Inc., net of cash                                                     ||
       acquired                                                     (444,818)               -                - ||               -
    Purchase of Sunshine Biscuits, Inc., net of cash acquired              -                -         (142,670)||               -
    Disposition of the Frozen Food businesses                              -                -                - ||          67,749
                                                             ---------------- ---------------- ----------------|| ----------------
         Cash (used by) provided from investing activities          (510,699)         (41,479)        (130,177)||          65,165
                                                                                                               ||
CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES                                                        ||
                                                                                                               ||
    Purchase of treasury stock/capital contributions                  (8,605)             (75)             788 ||               -
    Exercise of options and warrant                                   20,577                -                - ||               -
    Long-term debt borrowings                                        425,000          109,750          220,000 ||               -
    Long-term debt repayments                                       (157,626)        (271,310)        (134,000)||          (2,377)
    Commercial paper and Revolving Loan facilities, net               85,000                -                - ||         (63,300)
                                                             ---------------- ---------------- ----------------|| ----------------
         Cash provided from (used by) financing activities           364,346         (161,635)          86,788 ||         (65,677)
                                                             ---------------- ---------------- ----------------|| ----------------
         (Decrease) increase in cash and cash equivalents             (3,673)          15,234            9,839 ||            (864)
         Cash and cash equivalents at beginning of period             27,188           11,954            2,115 ||           2,978
                                                             ---------------- ---------------- ----------------|| ----------------
         Cash and cash equivalents at end of period                 $ 23,515         $ 27,188         $ 11,954 ||        $  2,114
                                                             ================ ================ ================|| ================

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              KEEBLER FOODS COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

    THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER FOODS COMPANY ("THE COMPANY," "KEEBLER" OR "SUCCESSOR COMPANY") INCLUDE THE FINANCIAL STATEMENTS OF THE SUCCESSOR COMPANY FOR THE YEAR ENDED JANUARY 2, 1999, THE YEAR ENDED JANUARY 3, 1998 AND THE FORTY-EIGHT WEEK PERIOD ENDED DECEMBER 28, 1996, AND UB INVESTMENTS US INC. ("UBIUS" OR "PREDECESSOR COMPANY") FOR THE FOUR WEEK PERIOD ENDED JANUARY 26, 1996, THE DATE ON WHICH UBIUS WAS ACQUIRED BY INFLO HOLDINGS CORPORATION ("INFLO"). THE DISTINCTION BETWEEN THE CONSOLIDATED FINANCIAL
STATEMENTS OF THE SUCCESSOR COMPANY AND PREDECESSOR COMPANY HAS BEEN MADE BY INSERTING A DOUBLE LINE BETWEEN SUCH CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FOOTNOTES.


1.   BASIS OF PRESENTATION

BUSINESS AND OWNERSHIP

    Keebler Foods Company, a manufacturer and distributor of food products, was acquired by INFLO on January 26, 1996. INFLO was owned by Artal Luxembourg S. A. ("Artal"), a private investment company, Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company, Bermore, Limited ("Bermore"), a privately held corporation and the parent of G.F. Industries, Inc. ("GFI") and certain members of Keebler's current management. On November 20, 1997, INFLO was merged into Keebler Corporation (the "Merger"), and subsequently changed its name to Keebler Foods Company. The financial statements as of and for all periods subsequent to January 26, 1996 have been restated to reflect the Merger as if it had been effective January 26, 1996. INFLO was legally established as of November 2, 1995, but did not have any operating activity, assets or liabilities until the Keebler acquisition on January 26, 1996. On January 29, 1998, Keebler made an initial public offering of 13,386,661 shares of common stock ("the Offering"). As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore so that its ownership of outstanding stock increased to approximately 55%. In addition, during 1998, Bermore, through a series of transactions, transferred its shares held to Claremont Enterprises, Limited ("Claremont"), a privately held Bahamian limited company. Keebler is comprised of primarily the following wholly-owned subsidiaries: Keebler Company, Bake-Line Products, Inc. ("Bake-Line"), Sunshine Biscuits, Inc. ("Sunshine"), President International, Inc. ("President"), Keebler Leasing Corp. and Johnston's Ready Crust Company.

    The Company, formerly UBIUS, had previously been owned by UB Investments (Netherlands) B.V., a Dutch company (See Note 3). UB Investments (Netherlands) B.V. is a member of the worldwide group of affiliated companies owned by United Biscuits (Holdings) plc., a publicly held company in the United Kingdom.

FISCAL YEAR

    Keebler's fiscal year consists of thirteen four week periods (fifty-two or fifty-three weeks) and ends on the Saturday nearest December 31. The 1998 fiscal year consisted of fifty-two weeks and the 1997 fiscal year consisted of fifty-three weeks. As a result of the Keebler acquisition, which closed on the last day of the first four week period of 1996, the 1996 fiscal year consisted of the forty-eight weeks ended December 28, 1996.

PRINCIPLES OF CONSOLIDATION

    All subsidiaries are wholly-owned and included in the consolidated financial
statements  of  Keebler.   Intercompany  accounts  and  transactions  have  been
eliminated.

GUARANTEES OF NOTES

    The subsidiaries of Keebler that are not Guarantors of the Senior Subordinated Notes are inconsequential (which means that the total assets, revenues, income or equity of such non-guarantors, both individually and on a combined basis, is less than 3% of Keebler's consolidated assets, revenues, income or equity), individually and in the aggregate, to the consolidated financial statements of Keebler. The guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because management has determined that they would not be material to investors in the Senior Subordinated Notes.

                              KEEBLER FOODS COMPANY

1.   BASIS OF PRESENTATION (CONTINUED)

RECLASSIFICATIONS

    Certain reclassifications of prior years' data have been made to conform with the current year reporting.


2.   ACQUISITION OF PRESIDENT INTERNATIONAL, INC.

    On September 28, 1998, Keebler acquired President International, Inc. from President International Trade and Investment Corporation, a company limited by shares under the International Business Companies Ordinance of the British Virgin Islands, for an aggregate purchase price of $446.1 million, excluding related fees and expenses paid of $4.5 million. The acquisition of President was a cash transaction funded with approximately $75.0 million from existing resources and the remainder from borrowings under the $700.0 million Senior
Credit Facility Agreement ("Credit Facility") and a $125.0 million Bridge Facility, both dated as of September 28, 1998.

    The acquisition of President by Keebler has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of President based on respective fair values. The acquisition has resulted in an unallocated excess purchase price over fair value of net assets acquired of $329.2 million, which is being amortized on a straight-line basis over a forty year period.

    Results of operations for President from September 28, 1998 to January 2, 1999 have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of fiscal year 1997. The unaudited pro forma information includes adjustments for interest expense that would have been incurred related to financing the purchase, additional depreciation of the property, plant and equipment acquired and amortization of the trademarks, trade names, other intangibles and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been reported had the President acquisition been effected on the assumed date.

                                                              Unaudited
                                                          For the Year Ended
                                                       -------------------------
                                                       January 2,    January 3,
                                                          1999          1998
                                                       -----------   -----------
                                                             (IN THOUSANDS)
Net sales..............................................$  2,583.5    $  2,501.5
Income before extraordinary item.......................$    104.7    $     56.7
Net income.............................................$    102.7    $     49.3
Diluted net income per share:
    Income before extraordinary item...................$     1.20    $     0.70
    Net income.........................................$     1.18    $     0.61


3.   PREDECESSOR COMPANY

    UBIUS, the predecessor company to Keebler Foods Company, was formed in 1992 as a result of the legal restructuring of United Biscuit (Holdings) plc.'s operations in the United States. UBIUS received the stock of the subsidiaries in exchange for the $850.0 million in debt with UB Investments (Netherlands) B.V., as well as all of the capital stock of UBIUS.

                              KEEBLER FOODS COMPANY

3.   PREDECESSOR COMPANY (CONTINUED)

    On May 20, 1995, the predecessor company adopted plans to sell the Salty Snacks business. On January 24, 1996, the predecessor company sold to Kelly Food Products, Inc. selected assets of the Salty Snacks business including the production plant in Bluffton, Indiana, trademarks and other intangibles related to the business, inventory and property, plant and equipment, including selected assets related to the convenience sales division.

    During July 1995, the predecessor company adopted plans to discontinue the operations of its Frozen Food businesses. On January 9, 1996, UB Investments (Netherlands) B.V. sold the assets and stock of Bernardi Italian Foods Co., The Original Chili Bowl, Inc., Chinese Food Processing Corporation (wholly-owned subsidiaries collectively known as the Frozen Food businesses) and certain assets of Keebler Company to Windsor Food Company Ltd. for $70.0 million. There were no operating activities for the Frozen Food businesses during the four weeks ended January 26, 1996, as the sale was effective as of December 31, 1995. A gain on sale of $18.9 million was recorded during the four weeks ended January 26, 1996. Income tax expense was not recognized on the gain on the sale of the Frozen Food businesses as the predecessor company did not provide for any income taxes during the four weeks ended January 26, 1996.


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the relatively short maturity of these investments.

TRADE ACCOUNTS RECEIVABLE

    Substantially all of Keebler's trade accounts receivable are from retail dealers and wholesale distributors. Keebler performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade accounts receivable, as shown on the consolidated balance sheets, were net of allowances of $7.8 million as of January 2, 1999 and $5.0 million as of January 3, 1998.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined principally by the last-in, first-out ("LIFO") method. Inventories stated under the LIFO method represent approximately 94% of total inventories at January 2, 1999 and 88% of total inventories at January 3, 1998. Because Keebler has adopted a natural business unit single pool approach to determining LIFO inventory cost, classification of the LIFO reserve by inventory component is impractical. There was no reserve required at January 2, 1999 to state the inventory on a LIFO basis. The excess of the current production cost of inventories over LIFO cost was $2.2 million at January 3, 1998.

    At January 2, 1999 and January 3, 1998, inventories are shown net of an allowance for slow-moving and aged inventory of $9.6 million and $6.8 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain facilities and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the lease terms, and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

                              KEEBLER FOODS COMPANY

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES

    Trademarks, trade names and other intangibles are stated at cost and are amortized on a straight-line basis over a period of twenty to forty years. Accumulated amortization of trademarks, trade names and other intangibles was $11.8 million and $7.1 million at January 2, 1999 and January 3, 1998, respectively.

GOODWILL

    Goodwill represents the excess cost over the fair value of the tangible and identifiable intangible net assets of acquired businesses. Goodwill is amortized on a straight-line basis over a period of forty years. Accumulated amortization of goodwill was $4.9 million and $1.8 million at January 2, 1999 and January 3, 1998, respectively.

REVENUE RECOGNITION

    Revenue from the sale of products is recognized at the time of the shipment to customers.

RESEARCH AND DEVELOPMENT

    Activities related to new product development and major improvements to existing products and processes are expensed as incurred and were $10.2 million for the year ended January 2, 1999, $10.2 million for the year ended January 3, 1998, $4.3 million for the forty-eight weeks ended December 28, 1996 and $0.6 million for the four weeks ended January 26, 1996.

ADVERTISING AND CONSUMER PROMOTION

    Advertising and consumer promotion costs are generally expensed when incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was $87.2 million for the year ended January 2, 1999, $67.6 million for the year ended January 3, 1998, $33.3 million for the forty-eight weeks ended December 28, 1996 and $5.1 million for the four weeks ended January 26, 1996. There were no deferred advertising costs at January 2, 1999 and January 3, 1998.

DERIVATIVE FINANCIAL INSTRUMENTS

    Keebler uses derivative financial instruments as part of an overall strategy to manage market risk. Keebler uses forward commodity futures and options contracts to hedge existing or future exposures to changes in commodity prices. Interest rate swap agreements are used to reduce the impact of changes in interest rates. Keebler does not enter into these derivative financial instruments for trading or speculative purposes (See Note 16).

INCOME TAXES

    The consolidated financial statements reflect the application of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." Keebler files a consolidated federal income tax return.

IMPAIRMENT OF LONG-LIVED ASSETS

    In  accordance  with  SFAS  No.  121,  "Accounting  for  the  Impairment  of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the determination as to whether there has been an impairment of long-lived assets and the related unamortized goodwill, is based on whether certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets and the related unamortized goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                              KEEBLER FOODS COMPANY

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

    In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." The consolidated financial statements reflect the application of SFAS No. 128 which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is similar to fully diluted earnings per share.

SEGMENTS

    In 1998, Keebler adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization used by management to make operating decisions and to assess performance as the source in identifying and reporting segment information. In addition, SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information (See
Note 17).

PENSION PLANS AND POSTRETIREMENT BENEFITS

    In 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The consolidated financial statements and related footnotes reflect the application of SFAS No. 132 (See Notes 10 and 11).

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


5.   PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment, including related accumulated depreciation follows:

                                                                           JANUARY 2, 1999      January 3, 1998
                                                                          -----------------    -----------------
                                                                                      (IN THOUSANDS)
Land..............................................................         $      18,374        $      16,487
Buildings.........................................................               140,907              130,241
Machinery and equipment...........................................               424,574              328,473
Office furniture and fixtures.....................................                76,447               56,559
Delivery equipment................................................                 7,208                6,946
Construction in progress..........................................                51,717               38,080
                                                                          -----------------    -----------------
                                                                                 719,227              576,786
Accumulated depreciation..........................................              (154,703)             (98,665)
                                                                          -----------------    -----------------
                                                                           $     564,524        $     478,121
                                                                          =================    =================

    Property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the depreciable assets. Buildings are depreciated over a useful life of ten to forty years. Machinery and equipment is depreciated over a useful life of three to twenty-five years. Office furniture and fixtures are depreciated over a useful life of three to fifteen years. Delivery equipment is depreciated over a useful life of two to twelve years.

                              KEEBLER FOODS COMPANY

6.   ASSETS HELD FOR SALE

    In 1998, a warehouse located in Houston, Texas, acquired as part of the President acquisition, was placed for sale. In addition, Keebler continued to hold an idle manufacturing facility in Atlanta, Georgia and a distribution center in Kensington, Connecticut for sale. During 1998, Keebler recognized an impairment charge of $0.9 million in order to reflect the manufacturing facility at fair value. Disposition of all assets held for sale is expected to occur before the end of 1999 without a significant gain or loss.


7.   OTHER CURRENT LIABILITIES AND ACCRUALS

    Other current liabilities and accruals consisted of the following at January 2, 1999 and January 3, 1998:

                                                                          JANUARY 2, 1999       January 3, 1998
                                                                         -----------------     -----------------
                                                                                      (IN THOUSANDS)
Self insurance reserves...........................................         $    52,202           $    55,185
Employee compensation.............................................              73,017                55,724
Marketing and consumer promotions.................................              53,027                52,838
Other.............................................................              53,841                31,176
                                                                         -----------------     -----------------
                                                                           $   232,087           $   194,923
                                                                         =================     =================

    Keebler obtains insurance to manage potential losses and liabilities related to workers' compensation, health and welfare claims and general, product and vehicle liability. Keebler has elected to retain a significant portion of the expected losses through the use of deductibles and stop-loss limitations. Provisions for losses expected under these programs are recorded based on Keebler's estimates of aggregate liability for claims incurred. These estimates utilize Keebler's prior experience and actuarial assumptions provided by the Company's insurance carrier. The total estimated liability for these losses at January 2, 1999 and January 3, 1998 was $52.2 million and $55.2 million, respectively, and is included in other current liabilities and accruals. Keebler has collateralized its liability for potential self-insurance losses in several states by obtaining standby letters of credit which aggregate to approximately $17.0 million.


8.   DEBT AND LEASE COMMITMENTS

    Long-term debt consisted of the following at January 2, 1999 and January 3, 1998:

                                     Interest Rate         Final Maturity        JANUARY 2, 1999     January 3, 1998
                                   -----------------   ---------------------    -----------------   -----------------
                                                                                           (IN THOUSANDS)
Bridge Facility................        6.263%            September 26, 1999         $   75,000          $        -
Revolving Facility.............        6.073%            September 28, 2004             85,000                   -
Term Facility..................        5.944%            September 28, 2004            350,000                   -
Term-A Loans...................        6.144%                 April 7, 2003                  -             156,000
Senior Subordinated Notes......       10.750%                  July 1, 2006            124,400             125,000
Other Senior Debt..............       Various                     2001-2005             11,805              12,645
Capital Lease Obligations......       Various                     2002-2042              8,290               5,110
                                                                                -----------------   -----------------
                                                                                       654,495             298,755
Less: Current maturities.......                                                        112,730              26,365
                                                                                -----------------   -----------------
                                                                                    $  541,765          $  272,390
                                                                                =================   =================

    At January 2, 1999, Keebler's primary credit financing was provided by a $700.0 million Credit Facility and a $125.0 million Bridge Facility. Keebler entered into new debt facilities in order to finance the acquisition of President on September 28, 1998. The new debt structure specifically provides for available borrowings of $825.0 million consisting of $350.0 million under the Revolving Facility, $350.0 million under the Term Facility and an additional $125.0 million under the Bridge Facility.

                              KEEBLER FOODS COMPANY

8.   DEBT AND LEASE COMMITMENTS (CONTINUED)

    The current outstanding balance on the Term Facility at January 2, 1999 was $350.0 million with quarterly scheduled principal payments through the final maturity of September 2004. The Revolving Facility, with a current outstanding balance of $85.0 million and available balance of $265.0 million at January 2, 1999, has a final maturity of September 2004, with no scheduled principal payments. Certain letters of credit totaling $42.2 million reduce the available balance on the Revolving Facility. Any unused borrowings under the Revolving Facility are subject to a commitment fee. The current commitment fee will vary from 0.1250% - 0.30% based on the relationship of debt to adjusted earnings with a minimum commitment fee of 0.20% required through March 28, 1999. The Bridge Facility, which is anticipated to be refinanced with a receivables facility (See
Note 19), has a final maturity of September 1999, with no scheduled principal payments. At January 2, 1999, the current outstanding balance on the Bridge Facility was $75.0 million with an additional $50.0 million in available borrowings.

    Interest on the Credit Facility is calculated based on base rate plus applicable margin. The base rate can, at Keebler's option, be: i) the higher of the base domestic lending rate as established by the administrative agent for the lender of the Credit Facility, or the Federal Funds Rate plus one-half of one percent or ii) a reserve percentage adjusted LIBO Rate as offered by the administrative agent. The Credit Facility requires Keebler to meet certain financial covenants including debt to earnings before interest, taxes, depreciation and amortization ratio and cash flow coverage ratios. Interest on the Bridge Facility is calculated in the same manner as the Credit Facility and also is restricted by the same financial covenants.

    In conjunction with the President acquisition on September 28, 1998, Term Loan A was extinguished by using $145.0 million of borrowings under the new Credit Facility. Keebler recorded a before-tax extraordinary charge of $2.8 million related primarily to expensing certain bank fees which were being amortized and which were incurred at the time Term Loan A was issued. The related after-tax charge was $1.7 million.

    At January 3, 1998, Keebler's primary credit financing was provided by a $380.0 million Second Amended and Restated Credit Agreement ("Credit Agreement") consisting of a $140.0 million Revolving Loan facility and a $240.0 million Term Loan of which the outstanding balance at January 3, 1998 was $156.0 million. The amendment to the Credit Agreement was entered into on April 8, 1997 to obtain more favorable terms, fees and interest rates. The interest expense, including commitment fee, on the Credit Agreement was calculated in substantially the same manner as is done under the current Credit Facility.

    During the fourth quarter of 1997, using existing cash resources, Keebler pre-paid $70.0 million of principal on Term Loan A; $30.0 million on December 8, 1997 and $40.0 million on November 10, 1997. The pre-payments resulted in the recognition of a $1.1 million after-tax extraordinary charge related to the expensing of certain unamortized bank fees which were incurred at the time Term Loan A was issued.

    On November 21, 1997, Keebler settled the Seller Note with a payment of $31.7 million funded through working capital. Keebler assumed the $32.5 million Seller Note, previously held by INFLO, as a result of the Merger. The Seller Note did not bear interest until January 26, 1999 and was recorded at a discounted value of $24.4 million on January 26, 1996. The discount was being amortized over three years at an effective interest rate of 10.0%. Keebler recorded a before-tax extraordinary charge of $2.6 million on the early extinguishment of debt. The related after-tax charge was $1.6 million.

    In conjunction with the amendment to the Credit Agreement on April 8, 1997, Term Loans B and C were extinguished using $40.0 million of borrowings under the Revolving Loan facility, $109.8 million of increased borrowings against Term Loan A and $3.8 million from cash resources. Keebler recorded a before-tax extraordinary charge of $4.6 million related primarily to expensing certain unamortized bank fees which were incurred at the time Term Loans B and C were issued. The related after-tax charge was $2.7 million.

                              KEEBLER FOODS COMPANY

8.   DEBT AND LEASE COMMITMENTS (CONTINUED)

    On October 23, 1996, pursuant to an exchange and registration rights agreement, Keebler registered its 10.75% Senior Subordinated Notes due 2006 (the "Notes") under the Securities Act of 1933 in exchange for previously held Increasing Rate Notes. The Notes were issued under an indenture dated June 15, 1996 between Keebler, Keebler's Restricted Subsidiaries (as defined in the indenture) and the U.S. Trust Company of New York, as trustee. The Notes are unsecured, senior subordinated obligations of Keebler guaranteed by the Restricted Subsidiaries. Interest on the Notes is paid semi-annually on January 1 and July 1 of each year, commencing January 1, 1997. At Keebler's option, up to 35.0% of the aggregate original principal of the Notes can be redeemed at a redemption price of 110.0% on or prior to July 1, 1999 following a public equity offering. In addition, Keebler's ability to pay dividends or make other distributions on its common stock is limited by the terms of the indenture governing the Notes.

    The Increasing Rate Notes, issued to finance the Keebler acquisition, were repaid in June 1996 with the proceeds from a private placement offering for the 10.75% Senior Subordinated Notes due in 2006. Keebler recorded a before-tax extraordinary loss of $3.2 million on the early extinguishment of the Increasing Rate Notes. The loss consisted primarily of bank fees incurred at the time the Increasing Rate Notes were issued. The after-tax loss was $1.9 million.

    On July 1, 1998, Keebler entered into a swap transaction with the Bank of Nova Scotia, who also serves as the administrative agent for the lenders under the Credit Facility, which matures on July 1, 2001. The swap transaction had the effect of converting the fixed rate of 10.75% on $124.0 million of the Notes to a rate of 10.26% through January 1, 1999 and 10.32% through July 1, 1999. In addition, on September 30, 1998 and October 5, 1998, Keebler entered into two swap transactions with the Bank of Nova Scotia both maturing on September 30, 2004. Each swap transaction converts the base rate on $116.7 million of the Credit Facility to fixed rate debt of 5.084% and 4.89%, respectively. Keebler also continues to maintain the swap transaction entered into with the Bank of Nova Scotia on January 30, 1996 which converts the base rate on $170.0 million of the Credit Facility to a fixed rate obligation of 5.0185% through February 1, 1999. The maturity date on the $170.0 million swap transaction was extended to February 1, 2001 by the Bank of Nova Scotia on January 28, 1999.

    Interest of $24.0 million, $39.0 million, $25.2 million and $3.8 million was paid on debt for the year ended January 2, 1999, the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996, respectively.

    Aggregate scheduled annual maturities of long-term debt as of January 2, 1999 are as follows:

                                                                  (IN THOUSANDS)
1999............................................................    $  112,730
2000............................................................        27,814
2001............................................................        51,151
2002............................................................        68,871
2003............................................................       105,929
2004 and thereafter.............................................       288,000
                                                                 ---------------
                                                                    $  654,495
                                                                 ===============

                              KEEBLER FOODS COMPANY

8.   DEBT AND LEASE COMMITMENTS (CONTINUED)

    Assets recorded under capitalized lease agreements included in property, plant and equipment consist of the following:

                                                       JANUARY 2,         January 3,
                                                          1999               1998
                                                     --------------     --------------
                                                               (IN THOUSANDS)
Land.............................................        $    980           $    980
Buildings........................................           2,894                 51
Machinery and equipment..........................           2,853                212
Other leased assets..............................               1                  1
                                                     --------------     --------------
                                                            6,728              1,244
Accumulated depreciation.........................            (242)              (105)
                                                     --------------     --------------
                                                         $  6,486           $  1,139
                                                     ==============     ==============

    Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                        Capital           Operating
                                                         Leases             Leases
                                                     --------------     --------------
                                                               (IN THOUSANDS)
1999.............................................      $      986         $   29,488
2000.............................................           1,018             25,450
2001.............................................           1,073             21,454
2002.............................................           1,481             17,614
2003.............................................             460             16,186
2004 and thereafter..............................           6,170             25,530
                                                     --------------     --------------
Total minimum payments...........................          11,188         $  135,722
                                                                        ==============
Amount representing interest.....................          (2,898)
                                                     --------------
Obligations under capital lease..................           8,290
Obligations due within one year..................            (680)
                                                     --------------
Long-term obligations under capital leases.......      $    7,610
                                                     ==============

    Rent expense for all operating leases was $38.7 million, $36.1 million, $30.1 million and $2.7 million, for the year ended January 2, 1999, the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996, respectively.


9.   PLANT AND FACILITY CLOSING COSTS AND SEVERANCE

    As part of accounting for the acquisition of President, Keebler recognized costs pursuant to a plan to exit certain activities and operations of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the allocation of the purchase price and totaled $12.8 million. Company-wide staff reductions were estimated at $6.7 million, with the balance of the reserves allocated to costs associated with manufacturing, sales and distribution facility closings, which principally include lease termination and carrying costs. Spending against the reserves established related to the President acquisition for the year ended January 2, 1999 totaled $0.1 million. Management's plan is expected to be substantially complete before the end of 1999 with only noncancelable lease obligations exceeding the one year time frame.

    As part of acquiring Keebler and Sunshine, management adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of manufacturing, distribution and sales force facilities and information system exit costs.

                              KEEBLER FOODS COMPANY

9.   PLANT AND FACILITY CLOSING COSTS AND SEVERANCE (CONTINUED)

    Severance, outplacement and other related costs associated with staff reductions were estimated at $30.7 million. Costs incurred related to the closing of manufacturing, distribution and sales force facilities, which include primarily severance and lease termination and carrying costs, were expected to total $39.9 million. An additional $6.8 million was anticipated for lease costs related to exiting legacy information systems. Spending against the reserves established for the year ended January 2, 1999, the year ended January 3, 1998 and the forty-eight weeks ended December 28, 1996 totaled $7.7 million, $16.2 million and $41.4 million, respectively. In addition, during the years ended January 2, 1999 and January 3, 1998, Keebler expensed an additional $2.8 million and $2.7 million, respectively, principally for costs related to the closure of distribution facilities not included in the original plan. No additional provisions were made during the forty-eight weeks ended December 28, 1996. Also during the year ended January 2, 1999, Keebler adjusted accruals previously established in the accounting for prior acquisitions by reducing goodwill and other intangibles by $3.7 million to recognize exit costs that are now expected to be less than initially anticipated.

    At January 2, 1999 and January 3, 1998, the total plant and facility closing costs and severance reserve balance was $26.6 million and $22.5 million, respectively. Only noncancelable lease obligations are anticipated to extend beyond 1999, to be paid out over the next eight years concluding in 2006.

10.  EMPLOYEE BENEFIT PLANS

    The Retirement Plan for Salaried and Certain Hourly-Paid Employees of Keebler Company (the "pension plan") is a trusteed, noncontributory, defined-benefit, pension plan. The pension plan covers certain salaried and hourly-paid employees. Assets held by the pension plan consist primarily of common stocks, government securities and bonds. Benefits provided under the pension plan are primarily based on years of service and the employee's final level of compensation. Keebler's funding policy is to contribute annually not less than the ERISA minimum funding requirements. Effective December 31, 1998, the pension plans of President were merged with Keebler's pension plan. The pension plans of Sunshine, Athens Packaging, Bake-Line and Emerald Industries were merged with Keebler's pension plan effective January 1, 1997.

    Pension expense included the following components:

                                                                                     Forty-Eight    ||   Four Weeks
                                                 YEAR ENDED        Year Ended        Weeks Ended    ||     Ended
                                                 JANUARY 2,        January 3,        December 28,   ||   January 26,
                                                    1999              1998              1996        ||      1996
                                               ---------------   ---------------    --------------  || ---------------
                                                                         (IN THOUSANDS)
                                                                                                    ||
Service cost...............................       $   9,040         $   8,560          $   7,711    ||    $     599
Interest cost..............................          31,080            29,673             21,338    ||        1,133
Expected return on plan assets.............         (39,352)          (37,935)           (28,247)   ||       (1,693)
Amortization of transition obligation......               -                 -                  -    ||           47
Amortization of prior service cost.........             689                 -                  -    ||          (12)
                                               ---------------   ---------------    --------------- || ---------------
Pension expense............................       $   1,457         $     298          $     802    ||    $      74
                                               ===============   ===============    =============== || ===============


                              KEEBLER FOODS COMPANY

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    The funded status of Keebler's pension plan and amounts recognized in the consolidated balance sheets are as follows:

                                                                              JANUARY 2, 1999       January 3, 1998
                                                                             -----------------     -----------------
                                                                                          (IN THOUSANDS)
Change in projected benefit obligation:
  Benefit obligation at beginning of year.............................            $ (437,334)           $ (408,060)
  Service cost........................................................                (9,040)               (8,560)
  Interest cost.......................................................               (31,080)              (29,673)
  Amendments..........................................................                (4,874)               (5,045)
  Actuarial loss......................................................               (45,871)              (14,795)
  Acquisition.........................................................               (22,805)                    -
  Benefits and expenses paid..........................................                30,692                28,799
                                                                             -----------------     -----------------
  Benefit obligation at year end......................................              (520,312)             (437,334)
                                                                             -----------------     -----------------

Change in plan assets:
  Fair value of plan assets at beginning of year......................               499,379               464,433
  Actual return on plan assets........................................                77,731                63,745
  Acquisition.........................................................                19,292                     -
  Benefits and expenses paid..........................................               (30,692)              (28,799)
                                                                             -----------------     -----------------
  Fair value of plan assets at year end...............................               565,710               499,379
                                                                             -----------------     -----------------

  Funded status.......................................................                45,398                62,045
  Unrecognized actuarial gain.........................................               (16,538)              (24,029)
  Unrecognized prior service cost.....................................                 9,230                 5,044
  Contributions subsequent to measurement date........................                   115                     -
                                                                             -----------------     -----------------
  Prepaid pension.....................................................            $   38,205            $   43,060
                                                                             =================     =================

    Assumptions used in accounting for the pension plan at each of the respective period-ends are as follows:

                                                                                           Forty-Eight    ||   Four Weeks
                                                      YEAR ENDED        Year Ended         Weeks Ended    ||     Ended
                                                      JANUARY 2,        January 3,         December 28,   ||   January 26,
                                                         1999              1998                1996       ||      1996
                                                     --------------    --------------    ---------------- || ---------------
                                                                                                          ||
Discount rate.....................................         6.5%              7.3%               7.5%      ||       7.5%
Rate of compensation level increases..............         4.0               4.0                4.0       ||       4.0
Expected long-term rate of return on plan assets..         9.0               9.0                8.6       ||      10.0


    The plan assets, as of January 2, 1999 and January 3, 1998, include a real estate investment of $3.1 million in a distribution center which is under an operating lease to Keebler.

    In addition to the pension plan, Keebler also maintains an unfunded supplemental retirement plan for certain highly compensated former executives. Benefits provided are based on years of service. Vesting is graduated depending on termination after age 55.

                              KEEBLER FOODS COMPANY

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    The supplemental retirement plan expense includes the following components:

                                                                                     Forty-Eight    ||   Four Weeks
                                                 YEAR ENDED        Year Ended        Weeks Ended    ||     Ended
                                                 JANUARY 2,        January 3,        December 28,   ||   January 26,
                                                    1999              1998               1996       ||      1996
                                               ---------------   ---------------   ---------------  || ---------------
                                                                         (IN THOUSANDS)
                                                                                                    ||
Service cost...............................        $     -           $     -           $     -      ||     $    35
Interest cost..............................            722               732               637      ||          66
Amortization of transition obligation......              -                 -                 -      ||           8
Amortization of prior service cost.........              -                 -                 -      ||          13
                                               ---------------   ---------------   ---------------  || ---------------
Plan expense...............................        $   722           $   732           $   637      ||     $   122
                                               ===============   ===============   ===============  || ===============

    The unfunded status of the supplemental retirement plan and the amounts recognized in the consolidated balance sheets are as follows:

                                                                              JANUARY 2, 1999        January 3, 1998
                                                                            -------------------    -------------------
                                                                                         (IN THOUSANDS)
Change in projected benefit obligation:
  Benefit obligation at beginning of year.............................           $  (10,303)            $  (10,028)
  Interest cost.......................................................                 (722)                  (732)
  Actuarial loss......................................................                 (844)                  (296)
  Benefits and expenses paid..........................................                  750                    753
                                                                            -------------------    -------------------
  Benefit obligation at year end......................................              (11,119)               (10,303)
  Fair value of plan assets...........................................                    -                      -
                                                                            -------------------    -------------------
  Funded status.......................................................              (11,119)               (10,303)
  Unrecognized actuarial loss (gain)..................................                  387                   (458)
  Benefit payments subsequent to measurement date.....................                  109                    206
                                                                            -------------------    -------------------
  Accrued obligation..................................................           $  (10,623)            $  (10,555)
                                                                            ===================    ===================

    Assumptions used in accounting for the supplemental retirement plan at each of the respective period-ends are as follows:

                                                                                   Forty-Eight   ||   Four Weeks
                                                YEAR ENDED        Year Ended       Weeks Ended   ||     Ended
                                                JANUARY 2,        January 3,       December 28,  ||   January 26,
                                                   1999              1998              1996      ||      1996
                                               --------------    --------------   -------------- || --------------
                                                                                                 ||
Discount rate.............................           6.5%              7.3%             7.5%     ||       7.5%
Rate of compensation level increase.......           4.0               N/A              N/A      ||       4.0


    Contributions are also made by Keebler to a retirement program for Grand Rapids union employees. Benefits provided under the plan are based on a flat monthly amount for each year of service and are unrelated to compensation. Contributions are made based on a negotiated hourly rate. For the year ended January 2, 1999, the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996, Keebler expensed contributions of $2.3 million, $2.6 million, $2.3 million and $0.2 million, respectively.

    Keebler contributes to various multiemployer union administered defined-benefit and defined-contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $8.9 million, $10.5 million, $7.8 million and $0.9 million for the year ended January 2, 1999, the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996, respectively.

                              KEEBLER FOODS COMPANY

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    Prior to 1997, Bake-Line Products, Inc. administered a money purchase pension plan for certain hourly and salaried employees. Contributions were based on 4% of employees' annual salary. Effective January 1, 1997, the Bake-Line money purchase pension plan was merged into Keebler's pension plan. Expenses paid to administer the Bake-Line money purchase pension plan were nominal.


11.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    Keebler provides certain medical and life insurance benefits for eligible retired employees. The medical plan, which covers nonunion employees with ten or more years of service, is a comprehensive indemnity-type plan. The plan incorporates an up-front deductible, coinsurance payments and employee contributions which are based on length of service. The life insurance plan offers a small amount of coverage versus the amount the employees had while employed. Keebler does not fund the plan.

    The net periodic postretirement benefit expense includes the following components:

                                                                                        Forty-Eight   ||  Four Weeks
                                                       YEAR ENDED       Year Ended      Weeks Ended   ||     Ended
                                                       JANUARY 2,       January 3,      December 28,  ||  January 26,
                                                          1999             1998             1996      ||     1996
                                                     --------------   --------------   -------------- || -------------
                                                                            (IN THOUSANDS)
                                                                                                      ||
Service cost......................................       $ 2,045          $ 2,242          $ 2,142    ||     $  123
Interest cost.....................................         3,961            3,888            2,729    ||        246
Amortization of prior service cost................          (115)               -                -    ||          -
                                                     --------------   --------------   -------------- || -------------
Net periodic postretirement benefit expense.......       $ 5,891          $ 6,130          $ 4,871    ||     $  369
                                                     ==============   ==============   ============== || =============


    The unfunded status of the plan reconciled to the postretirement obligation in Keebler's consolidated balance sheets are as follows:

                                                                              JANUARY 2, 1999        January 3, 1998
                                                                             -----------------      -----------------
                                                                                          (IN THOUSANDS)
Change in accumluated postretirement benefit obligation:
  Benefit obligation at beginning of year.............................          $   (56,690)           $   (54,324)
  Service cost........................................................               (2,045)                (2,242)
  Interest cost.......................................................               (3,961)                (3,888)
  Amendments..........................................................                    -                    689
  Actuarial gain......................................................                3,641                    357
  Acquisition.........................................................               (1,598)                     -
  Benefits and expenses paid..........................................                4,384                  2,718
                                                                             -----------------      -----------------
  Benefit obligation at year end......................................              (56,269)               (56,690)
  Fair value of plan assets...........................................                    -                      -
                                                                             -----------------      -----------------
  Funded status.......................................................              (56,269)               (56,690)
  Unrecognized actuarial gain.........................................               (7,856)                (4,215)
  Unrecognized prior service cost.....................................                 (574)                  (689)
  Benefit payments subsequent to measurement date.....................                  978                    614
                                                                             -----------------      -----------------
  Postretirement obligation...........................................          $   (63,721)           $   (60,980)
                                                                             =================      =================

                              KEEBLER FOODS COMPANY

11.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)

    The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 6.5% for the year ended January 2, 1999, 7.3% for the year ended January 3, 1998 and 7.5% for both the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996.

    The weighted average annual assumed rate of increase in the cost of covered benefits is 6.0% for 1998 declining to an ultimate trend rate of 5.0% in 1999. A 1% increase in the trend rate for health care costs would have increased the accumulated benefit obligation as of January 2, 1999 by $2.6 million and the net periodic benefit cost by $0.3 million. A 1% decrease in the trend rate for health care costs would have decreased the accumulated benefit obligation and net periodic benefit cost by $2.7 million and $0.3 million, respectively, as of January 2, 1999.

    Keebler also provides postemployment medical benefits to employees on long-term disability. The plan is a comprehensive indemnity-type plan which covers nonunion employees on long-term disability. There is no length of service requirement. The plan incorporates coinsurance payments and deductibles. Keebler does not fund the plan. The postemployment obligation included in the consolidated balance sheets at both January 2, 1999 and January 3, 1998 was $4.7 million.


12.  INCOME TAXES

    The components of income tax expense were as shown below:

                                                                                        Forty-Eight   ||  Four Weeks
                                                     YEAR ENDED        Year Ended       Weeks Ended   ||     Ended
                                                     JANUARY 2,        January 3,       December 28,  ||  January 26,
                                                        1999              1998              1996      ||      1996
                                                   --------------    --------------    -------------- || --------------
                                                                              (IN THOUSANDS)
                                                                                                      ||
Current:                                                                                              ||
  Federal.......................................     $  58,269         $  22,172         $       -    ||   $       -
  State.........................................         4,618             3,840                 -    ||           -
                                                   --------------    --------------    -------------- || --------------
Current provision for income taxes..............        62,887            26,012                 -    ||           -
Deferred:                                                                                             ||
  Federal.......................................         8,494            17,203            11,524    ||       6,490
  State.........................................         1,581             1,954             2,478    ||         843
  Valuation allowance (federal and state).......             -                 -                 -    ||      (7,333)
                                                   --------------    --------------    -------------- || --------------
Deferred provision for income taxes.............        10,075            19,157            14,002    ||           -
                                                   --------------    --------------    -------------- || --------------
                                                     $  72,962         $  45,169         $  14,002    ||   $       -
                                                   ==============    ==============    ============== || ==============

    The differences between the income tax expense calculated at the federal statutory income tax rate and Keebler's consolidated income tax expense are as follows:

                                                                                        Forty-Eight   ||   Four Weeks
                                                     YEAR ENDED        Year Ended       Weeks Ended   ||     Ended
                                                     JANUARY 2,        January 3,       December 28,  ||   January 26,
                                                        1999              1998              1996      ||      1996
                                                   --------------    --------------    -------------- || --------------
                                                                             (IN THOUSANDS)
                                                                                                      ||
U.S. federal statutory rate.....................     $  59,339         $  37,643         $  11,140    ||   $       -
State income taxes (net of federal benefit).....         5,813             3,766             1,608    ||           -
Intangible amortization.........................         3,160             1,836             1,268    ||           -
All others......................................         4,650             1,924               (14)   ||           -
                                                   --------------    --------------    -------------- || --------------
                                                     $  72,962         $  45,169         $  14,002    ||   $       -
                                                   ==============    ==============    ============== || ==============

                                      F-21

                              KEEBLER FOODS COMPANY

12.  INCOME TAXES (CONTINUED)

    The deferred tax assets and deferred tax (liabilities) recorded on the consolidated balance sheets consist of the following:

                                                                              JANUARY 2, 1999         January 3, 1998
                                                                             -----------------       -----------------
                                                                                          (IN THOUSANDS)
Depreciation.......................................................             $  (108,866)            $   (82,204)
Trademarks, trade names and intangibles............................                 (49,348)                    (88)
Prepaid pension....................................................                 (14,283)                (16,164)
Inventory valuation................................................                  (6,779)                 (5,257)
                                                                             -----------------       -----------------
                                                                                   (179,276)               (103,713)
                                                                             -----------------       -----------------
Net operating loss carryforwards...................................                  80,195                  80,195
Postretirement/postemployment benefits.............................                  26,171                  25,123
Plant and facility closing costs and severance.....................                  23,728                  10,996
Workers' compensation..............................................                  14,769                  15,119
Incentives and deferred compensation...............................                  12,063                  11,493
Employee benefits..................................................                  10,879                   9,583
Charitable contributions...........................................                   3,425                   8,425
Other..............................................................                   3,011                     442
                                                                             -----------------       -----------------
                                                                                    174,241                 161,376
Valuation allowance................................................                 (84,350)                (84,350)
                                                                             -----------------       -----------------
                                                                                $   (89,385)            $   (26,687)
                                                                             =================       =================

    Net operating loss carryforwards total approximately $203.2 million through 1998 and expire in 2008 through 2011. Pursuant to the terms of the Keebler acquisition, the predecessor company retained the right to use the net operating losses for potential carrybacks. Any unused operating losses are then available to Keebler, but are significantly restricted under current tax law. Therefore, all net operating loss carryforwards have been fully reserved due to the uncertainty of their realization. In the event the net operating loss carryforwards become realizable, the valuation allowance would be reversed against trademarks, trade names and other intangibles.

    Income taxes paid, net of refunds, were approximately $67.1 million, $9.9 million and $1.6 million for the year ended January 2, 1999, the year ended January 3, 1998 and the forty-eight weeks ended December 28, 1996, respectively. There were no taxes paid or refunded during the four weeks ended January 26, 1996.


13.  SHAREHOLDERS' EQUITY

COMMON STOCK

    There were no cash dividends declared for the year ended January 2, 1999, the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996 or the four weeks ended January 26, 1996. Keebler's ability to pay cash dividends is limited by the Credit Facility and the Senior Subordinated Notes. The most limiting dividend restriction exists under the Senior Subordinated Notes, which limits dividend payments to the sum of: (i) 50% of consolidated cumulative net income, (ii) net cash proceeds received from the issuance of capital stock,
(iii) net cash proceeds received from the exercise of stock options and warrants, (iv) net cash proceeds received from the conversion of indebtedness into capital stock and (v) the net reduction in investments made by Keebler.

    On January 29, 1998, Keebler made an initial public offering of 13,386,661 shares of common stock. Concurrent with the Offering, Bermore exercised a warrant to purchase 6,135,781 shares of common stock that had been issued in conjunction with the Sunshine acquisition. The exercise of the warrant resulted in Keebler receiving $19.8 million of cash proceeds. Artal and Bermore sold all of the shares in the Offering, with none of the proceeds going to Keebler.

                              KEEBLER FOODS COMPANY

13.  SHAREHOLDERS' EQUITY (CONTINUED)

    The consolidated financial statements reflect Keebler's declaration of a 57.325-for-1 stock split of common stock (the "Stock Split") effective January 22, 1998. The Stock Split was effected in the form of a stock dividend. On July 29, 1997, the Board of Directors of Keebler also approved a 1-for-10 reverse stock split of Keebler's common stock. Accordingly, all references in the consolidated financial statements to number of shares, options, warrants and the related prices, as well as per share amounts and the average number of shares outstanding, have been restated to reflect the stock splits as if they had been effective January 26, 1996.

TREASURY STOCK

    In March 1998, Keebler's Board of Directors authorized the repurchase, at management's discretion, of up to $30.0 million of shares of the Company's common stock. The share repurchase program was primarily instituted to offset dilution which may result from the exercise and sale of shares related to employee stock options. The repurchases of shares of common stock are recorded as treasury stock using the cost method and result in a reduction of shareholders' equity. Should the treasury shares be reissued, Keebler intends to use a first-in, first-out method of reissuance.


14.  STOCK OPTION PLAN

    Keebler has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market value) of the underlying stock options at the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if Keebler had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The four weeks ended January 26, 1996 are not included in the pro forma disclosures, as it was prior to the Keebler acquisition and the adoption of any stock option plan. The following table summarizes the pro forma disclosures regarding net income and earnings per share for the year ended January 2, 1999, the year ended January 3, 1998 and the forty-eight weeks ended December 28,1996:

                                                                                                      Forty-Eight
                                                                                                      Weeks Ended
                                                            YEAR ENDED           Year Ended           December 28,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                  JANUARY 2, 1999       January 3, 1998            1996
                                                        -----------------     -----------------     ----------------
Net income:
   As reported.....................................         $   94,871            $   56,985            $   15,752
   Pro forma.......................................         $   91,032            $   55,032            $   14,027
Basic net income per share:
   As reported.....................................         $     1.14            $     0.73            $     0.21
   Pro forma.......................................         $     1.09            $     0.71            $     0.19
Diluted net income per share:
   As reported.....................................         $     1.08            $     0.70            $     0.21
   Pro forma.......................................         $     1.04            $     0.68            $     0.18
Weighted  average  grant date fair value of options
   granted during the year.........................         $     8.53            $     8.09            $     1.87


                              KEEBLER FOODS COMPANY

14.  STOCK OPTION PLAN (CONTINUED)

    These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, which is variable, and additional options may be granted in future years. In 1998, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because Keebler's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of the pro forma disclosures for 1997 and 1996, the fair value for the options was estimated at the date of grant using a present value approach as Keebler was not a public company.

    For options granted, the following weighted average assumptions were used to determine the fair value:

                                                                                      Forty-Eight
                                                                                      Weeks Ended
                                                YEAR ENDED         Year Ended         December 28,
                                             JANUARY 2, 1999*    January 3, 1998          1996
                                             ----------------    ----------------    --------------
Dividend yield............................               0.0%                0.0%              0.0%
Expected volatility.......................              27.2%                0.0%                **
Risk-free interest rate...................              5.04%               6.00%             6.00%
Expected option life (years)..............                  5                   5                 5


*    Utilized the Black-Scholes option pricing model.
** Volatility accounted for with a discount rate of 20% applied to the valuation of Keebler's stock based upon the present value of future cash flows discounted at the weighted average cost of capital of 19% after tax.

    Under Keebler's 1996 Stock Option Plan, 9,673,594 shares of Keebler's stock were authorized for future grant. All options granted have ten year terms and, due to acceleration resulting from the achievement of certain performance measures, vest by 2001.

    The following table summarizes the 1996 Stock Option Plan activity:

                                                                                         Forty-Eight Weeks Ended
                                                                                            December 28, 1996
                                                                                  --------------------------------------
                                                                                                       Weighted Average
                                                                                       Options          Exercise Price
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................                  -       $        -
Granted.......................................................................          7,031,198             1.98
Exercised.....................................................................                  -                -
Forfeited.....................................................................            228,727             1.74
Expired.......................................................................                  -                -
                                                                                  ------------------
Outstanding at the end of the period..........................................          6,802,471       $     1.98
                                                                                  ==================
Exercisable at the period end.................................................                  -                -
                                                                                  ==================

------------------------------------------------------------------------------------------------------------------------

                              KEEBLER FOODS COMPANY

14.  STOCK OPTION PLAN (CONTINUED)

                                                                                        Year Ended January 3, 1998
                                                                                  --------------------------------------
                                                                                                      Weighted Average
                                                                                       Options         Exercise Price
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................          6,802,471       $     1.98
Granted.......................................................................             49,873             5.23
Exercised.....................................................................                  -                -
Forfeited.....................................................................                  -                -
Expired.......................................................................                  -                -
                                                                                  ------------------
Outstanding at the end of the period..........................................          6,852,344       $     2.01
                                                                                  ==================
Exercisable at the period end.................................................          1,587,243       $     1.98
                                                                                  ==================

------------------------------------------------------------------------------------------------------------------------

                                                                                       YEAR ENDED JANUARY 2, 1999
                                                                                  --------------------------------------
                                                                                                      WEIGHTED AVERAGE
                                                                                       OPTIONS         EXERCISE PRICE
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................          6,852,344       $     2.01
Granted.......................................................................                  -                -
Exercised.....................................................................            351,177             2.21
Forfeited.....................................................................             44,887             3.23
Expired.......................................................................                  -                -
                                                                                  ------------------
Outstanding at the end of the period..........................................          6,456,280       $     1.99
                                                                                  ==================
Exercisable at the period end.................................................          4,433,774       $     1.98
                                                                                  ==================

------------------------------------------------------------------------------------------------------------------------

    Exercise prices as of January 2, 1999 for options outstanding under the 1996 Stock Option Plan range from $1.74 to $5.23. The weighted average remaining contractual life of these options is approximately seven and one-half years.

    Under Keebler's 1998 Omnibus Stock Incentive Plan, 2,850,200 shares of Keebler's stock were authorized for future grant. All options granted generally have ten year terms and vest at the end of five years. Vesting can be accelerated if certain stock price performance measures are met.

    The following table summarizes the 1998 Omnibus Stock Incentive Plan activity:

                                                                                        YEAR ENDED JANUARY 2, 1999
                                                                                  --------------------------------------
                                                                                                       WEIGHTED AVERAGE
                                                                                       OPTIONS          EXERCISE PRICE
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................                  -       $        -
Granted.......................................................................          2,737,836            25.03
Exercised.....................................................................                  -                -
Forfeited.....................................................................             22,200            27.31
Expired.......................................................................                  -                -
                                                                                  ------------------
Outstanding at the end of the period..........................................          2,715,636       $    25.01
                                                                                  ==================
Exercisable at the period end.................................................                  -                -
                                                                                  ==================

------------------------------------------------------------------------------------------------------------------------

    Exercise prices as of January 2, 1999 for options outstanding under the 1998 Omnibus Stock Incentive Plan range from $24.00 to $32.13. The weighted average remaining contractual life of these options is approximately nine years.

    Under Keebler's Non-Employee Director Stock Plan, 22,500 shares of Keebler's stock were authorized for future grant, all of which have been granted. All options granted have ten year terms and vest automatically upon grant.

                              KEEBLER FOODS COMPANY

14.  STOCK OPTION PLAN (CONTINUED)

    The  following  table  summarizes  the  Non-Employee   Director  Stock  Plan
activity:

                                                                                       YEAR ENDED JANUARY 2, 1999
                                                                                  --------------------------------------
                                                                                                       WEIGHTED AVERAGE
                                                                                       OPTIONS          EXERCISE PRICE
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................                  -       $        -
Granted.......................................................................             22,500            27.44
Exercised.....................................................................                  -                -
Forfeited.....................................................................                  -                -
Expired.......................................................................                  -                -
                                                                                  ------------------
Outstanding at the end of the period..........................................             22,500       $    27.44
                                                                                  ==================
Exercisable at the period end.................................................             22,500       $    27.44
                                                                                  ==================

------------------------------------------------------------------------------------------------------------------------

    As of January 2, 1999, the exercise price for options outstanding under the Non-Employee Director Stock Plan was $27.44. The weighted average remaining contractual life of these options is approximately nine years.


15.  NET INCOME PER SHARE

    Basic net income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during each period. The common equivalent shares arise from the 1996 Stock Option Plan, the 1998 Omnibus Stock Incentive Plan, the Non-Employee Director Stock Plan and the warrant issued in connection with the Sunshine acquisition and are calculated using the treasury stock method.

     The following table sets forth the computation of basic and diluted net income per share:

                                                                                                           Forty-Eight
                                                            YEAR ENDED             Year Ended              Weeks Ended
                                                          JANUARY 2, 1999        January 3, 1998        December 28, 1996
                                                        -------------------    -------------------     -------------------
                                                                                  (IN THOUSANDS)
NUMERATOR:
   Income before extraordinary item.................         $   96,577             $   62,381              $   17,677
   Extraordinary item, net of tax...................              1,706                  5,396                   1,925
                                                        -------------------    -------------------     -------------------
   Net income.......................................         $   94,871             $   56,985              $   15,752
                                                        ===================    ===================     ===================
DENOMINATOR:
   Denominator for Basic Net Income Per Share
        Weighted average shares.....................             83,254                 77,604                  75,244
   Effect of Dilutive Securities:
        Stock options...............................              3,992                  2,168                     832
        Warrants....................................                240                    790                       -
                                                        -------------------    -------------------     -------------------
        Diluted potential common shares.............              4,232                  2,958                     832
                                                        -------------------    -------------------     -------------------
   Denominator for Diluted Net Income Per Share.....             87,486                 80,562                  76,076
                                                        ===================    ===================     ===================

    For the year ended January 2, 1999, there were weighted average options to purchase 96,478 shares of common stock at an exercise price ranging from $28.88 to $32.13, which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. There were no antidilutive securities for the year ended January 3, 1998. For the forty-eight weeks ended December 28, 1996, there were weighted average options to purchase 56,216 shares of common stock at $3.23 per share and the weighted average warrant to purchase 3,768,863 shares of common stock at $3.23 per share which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive.

                              KEEBLER FOODS COMPANY

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair market value of financial instruments, which includes short and long-term borrowings, was estimated using discounted cash flow analyses based on current interest rates which would be obtained for similar financial instruments. The carrying amounts of these financial instruments disclosed in
Note 8 approximate fair value.

    Keebler uses interest-rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed rate instrument. The interest rate swap agreements result in Keebler paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. The fair values of the swap agreements were obtained from the Bank of Nova Scotia and were estimated using market prices at each respective year-end. The fair values of the swap agreements are not recognized in the financial statements as Keebler accounts for the agreements as hedges. In 1998, Keebler had entered into four swap transactions expiring between 2001 and 2004. At January 2, 1999, interest rate swap agreements with a notional amount of $403.3 million were used to hedge interest rate fluctuations on floating rate debt and a swap agreement with a notional amount of $124.0 million used to hedge interest rate fluctuations on fixed rate debt. The estimated fair value of the swap agreements at January 2, 1999 was a net receivable of $1.1 million. At January 3, 1998, there were two outstanding swap agreements, both maturing in 2001. A swap agreement with a notional amount of $170.0 million was used to hedge interest rate fluctuations on floating rate debt and another swap agreement with a notional amount of $81.3 million was used to hedge interest rate fluctuations on fixed rate debt. The estimated fair value of the swap agreements at January 3, 1998 was a net receivable of $1.6 million.

    Keebler often enters into exchange traded commodity futures and options contracts to protect or hedge against adverse raw material price movements related to anticipated inventory purchases. Realized gains or losses on contracts are determined based on the stated market value at the time the contracts are liquidated or expire and are deferred in inventory until the underlying raw material is purchased. Gains or losses realized from the liquidation or expiration of the contracts are recognized as part of the cost of raw materials. Cost of sales was increased by losses on futures and options transactions of $7.1 million and $3.8 million in the years ended January 2, 1999 and January 3, 1998, respectively, and reduced by gains on futures and options transactions of $0.8 million for the forty-eight weeks ended December 28, 1996. Operations for the four weeks ended January 26, 1996, were unaffected by gains or losses on futures and options as the $0.5 million loss was recorded as an adjustment to the opening balance sheet. The notional amount of open futures and options contracts at January 2, 1999 and January 3, 1998 were $61.7 million and $58.7 million, respectively. The fair values of the open futures and options contracts at January 2, 1999 and January 3, 1998, based on the stated market value at those dates, were $57.9 million and $53.8 million, respectively. The open contracts at January 2, 1999 will expire between January 1999 and July 1999.


17.  SEGMENT INFORMATION

    In  1998,  Keebler  adopted  SFAS  131  "Disclosures  about  Segments  of an
Enterprise and Related Information." Keebler's reportable segments are Branded and Specialty. The reportable segments were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The nature of the customers, products and method of distribution can vary by sales channel. The reportable segments represent an aggregation of similar sales channels. The Branded segment is comprised of sales channels that principally market brand name cookie and cracker products to retail outlets. Products in the Branded segment are sold by either a Keebler sales employee or a distributor. The sale channels in the Specialty segment primarily sell cookie and cracker products that are manufactured on a made-to-order basis or that are produced in individual packs to be used in various institutions (i.e., restaurants, hospitals, etc.). Many of the products sold by the Specialty segment are done so through the use of brokers.

                              KEEBLER FOODS COMPANY

17.  SEGMENT INFORMATION (CONTINUED)

    Keebler evaluates the performance of the reportable segments and allocates resources based on the segment's profit contribution, defined as earnings before certain functional support costs, amortization, interest and income taxes. The accounting policies for each reportable segment are the same as those described in Note 4 "Summary of Significant Accounting Policies." The cost of sales, however, used to determine a segment's profit contribution is calculated using standard costs for each product, while actual cost of sales is used to determine consolidated operating income (loss).

    There are no  intersegment  transactions  that  result in  revenue or profit
(loss). Asset information by reportable segment is not presented, as Keebler does not report or generate such information internally. However, depreciation expense included in the determination of a segment's profit contribution has been presented. The depreciation expense for each reportable segment reflects the amount absorbed in the standard cost of products sold as well as the depreciation that relates to assets used entirely by the respective segment. The following table presents certain information included in the profit contribution of each segment for the year ended January 2, 1999, the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996.

                                                  Branded          Specialty
                                                  Segment           Segment           Other (1)             Total
                                              ---------------    --------------    ---------------     ---------------
                                                                            (IN THOUSANDS)
YEAR ENDED JANUARY 2, 1999:
NET SALES TO EXTERNAL CUSTOMERS..............  $   1,726,668      $    499,812      $           -       $   2,226,480
DEPRECIATION EXPENSE.........................         31,087             7,934             20,382              59,403
PROFIT CONTRIBUTION..........................        282,639            85,898                  -             368,537

YEAR ENDED JANUARY 3, 1998:
Net sales to external customers..............  $   1,566,702      $    498,482      $           -       $   2,065,184
Depreciation expense.........................         19,650             6,750             27,331              53,731
Profit contribution..........................        226,911            80,321                  -             307,232

FORTY-EIGHT WEEKS ENDED DECEMBER 28, 1996:
Net sales to external customers..............  $   1,178,023      $    467,509      $           -       $   1,645,532
Depreciation expense.........................         15,919             6,174             22,251              44,344
Profit contribution..........................        145,311            53,908                  -             199,219
==========================================================================================================================

FOUR WEEKS ENDED JANUARY 26, 1996:
Net sales to external customers..............  $      69,842      $     31,814      $           -       $     101,656
Depreciation expense.........................          1,121               502                223               1,846
Profit contribution..........................          8,660             4,295                  -              12,955

(1) Represents expenses incurred by the functional support departments that are not allocated to the reportable segments.


    The net sales to external customers from the reportable segments equal the consolidated net sales of Keebler. A reconciliation of segment profit contribution to total consolidated income from continuing operations before income tax expense (benefit) for the year ended January 2, 1999, the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996 is as follows:

                              KEEBLER FOODS COMPANY

17.  SEGMENT INFORMATION (CONTINUED)

                                                                                          Forty-Eight   ||   Four Weeks
                                                    YEAR ENDED          Year Ended        Weeks Ended   ||     Ended
                                                    JANUARY 2,          January 3,        December 28,  ||   January 26,
                                                       1999               1998                1996      ||      1996
                                                  ---------------    ---------------    --------------- || ---------------
                                                                               (IN THOUSANDS)
                                                                                                        ||
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                                ||
  BEFORE INCOME TAX EXPENSE (BENEFIT):                                                                  ||
Reportable segments profit contribution.........     $   368,537        $   307,232        $   199,219  ||    $    12,955
Unallocated functional support costs (1)........         172,498            165,835            129,069  ||         38,453
Interest expense (income), net..................          26,500             33,847             38,471  ||           (116)
                                                  ---------------    ---------------    --------------- || ---------------
   Income (Loss) from Continuing Operations                                                             ||
    before Income Tax Expense (Benefit).........     $   169,539        $   107,550        $    31,679  ||    $   (25,382)
                                                  ===============    ===============    =============== || ===============

(1) Includes support costs such as distribution,  research and development,  corporate  administration  and other (income)
    expense, which are not allocated internally to reportable segments.


    Net sales to external customers consist of cookies, crackers and other baked goods for all periods presented. All long-lived assets at January 2, 1999 and January 3, 1998 are located in the United States. Net sales to external customers made outside the United States, as well as to any single customer, are not material to consolidated net sales for the year ended January 2, 1999, the year ended January 3, 1998, the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996.


18.  UNAUDITED QUARTERLY FINANCIAL DATA

    Results of operations for each of the four quarters of the fiscal years ended January 2, 1999 and January 3, 1998 follow. Each quarter represents a period of twelve weeks except the first quarter which includes sixteen weeks.

                                               Quarter 1           Quarter 2           Quarter 3           Quarter 4
                                           ------------------- ------------------- ------------------- -------------------
                                              1998      1997      1998      1997      1998      1997     1998*     1997**
                                           --------- --------- --------- --------- --------- --------- --------- ---------
                                                               (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales.............................       $636.8    $597.0    $490.0    $459.8    $499.9    $485.3    $599.8    $523.1
Gross profit..........................        372.7     337.0     281.3     259.7     294.4     277.0     339.2     303.5
Income before extraordinary item......         14.1       7.6      19.4      13.0      29.0      18.5      34.1      23.3
Extraordinary item....................            -       2.7         -         -       1.7         -         -       2.7
Net income............................         14.1       4.9      19.4      13.0      27.3      18.5      34.1      20.6

Basic net income per share:
   Income before extraordinary item...        $0.17     $0.10     $0.23     $0.16     $0.35     $0.24     $0.41     $0.30
   Extraordinary item.................            -      0.04         -         -      0.02         -         -      0.03
                                           --------- --------- --------- --------- --------- --------- --------- ---------
   Net income.........................        $0.17     $0.06     $0.23     $0.16     $0.33     $0.24     $0.41     $0.27
                                           ========= ========= ========= ========= ========= ========= ========= =========

Diluted net income per share:
   Income before extraordinary item...        $0.16     $0.10     $0.22     $0.16     $0.33     $0.23     $0.39     $0.28
   Extraordinary item.................            -      0.04         -         -      0.02         -         -      0.03
                                           --------- --------- --------- --------- --------- --------- --------- ---------
   Net income.........................        $0.16     $0.06     $0.22     $0.16     $0.31     $0.23     $0.39     $0.25
                                           ========= ========= ========= ========= ========= ========= ========= =========
----------

*    Quarter 4, 1998  includes the  operating  results of President  from the  acquisition  date of September  28, 1998 through January 2, 1999.
**   Quarter 4, 1997 includes thirteen weeks as fiscal 1997 was a fifty-three week year.


                              KEEBLER FOODS COMPANY

19.  SUBSEQUENT EVENTS

    On January 29, 1999 Keebler entered into a Receivables Purchase Agreement ("Agreement") to replace the Bridge Facility existing at January 2, 1999. This Agreement allows funds to be borrowed at a lower cost to the Company and is collateralized by the accounts receivable of Keebler.

    On January 21, 1999, Keebler made a secondary public offering of 16,200,000 shares of common stock. Artal and Claremont sold all of the shares, with no proceeds going to Keebler. As a result, Artal's ownership percentage decreased from approximately 21% to 2% and Claremont's ownership percentage was reduced from approximately 6% to 5% of the outstanding common stock. Management's ownership remained at approximately 2% and Flowers' ownership remained at approximately 55%.

    On January 4, 1999, Keebler engaged in a series of corporate-entity transactions that resulted in Sunshine and President being merged into Keebler Company. Consequently, these former subsidiaries of Keebler Foods Company are currently wholly-owned subsidiaries of Keebler Company.

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



                                                 PRICEWATERHOUSECOOPERS LLP




Chicago, Illinois
February 2, 1999


ITEM 14 (D).    FINANCIAL STATEMENT SCHEDULE                                                                    SCHEDULE II


                                                        KEEBLER FOODS COMPANY
                                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (NOTE 1)
                                 FOR THE YEAR ENDED JANUARY 2, 1999, THE YEAR ENDED JANUARY 3, 1998,
                       THE FORTY-EIGHT WEEKS ENDED DECEMBER 28, 1996 AND THE FOUR WEEKS ENDED JANUARY 26, 1996

                                                           (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                     COL. A                         COL. B                 COL. C                COL. D        COL. E
------------------------------------------------------------------------------------------------------------------------

                                                                          ADDITIONS
                                                                  -------------------------
                                                   BALANCE AT     CHARGED TO    CHARGED TO                    BALANCE AT
                                                   BEGINNING        COSTS/        OTHER                          END
                  DESCRIPTION                      OF PERIOD       EXPENSES      ACCOUNTS      DEDUCTIONS     OF PERIOD
-------------------------------------------------  ----------     ----------    ----------     ----------     ----------
Those valuation and qualifying accounts which are
    deducted in the balance sheet from the assets
    to which they apply:

YEAR ENDED JANUARY 2, 1999
        For discounts and doubtful accounts        $   4,965      $  20,148     $   2,879 (1)  $ (20,210)(2)  $   7,782
                                                   ==========     ==========    ==========     ==========     ==========
        For deferred taxes                         $  84,350      $       -     $       -      $       -      $  84,350
                                                   ==========     ==========    ==========     ==========     ==========
        For inventory reserves                     $   6,782      $   7,484     $   1,807 (1)  $  (6,459)(3)  $   9,614
                                                   ==========     ==========    ==========     ==========     ==========

YEAR ENDED JANUARY 3, 1998
        For discounts and doubtful accounts        $   5,390      $  18,970     $       -      $ (19,395)(2)  $   4,965
                                                   ==========     ==========    ==========     ==========     ==========
        For deferred taxes                         $  84,350      $       -     $       -      $       -      $  84,350
                                                   ==========     ==========    ==========     ==========     ==========
        For inventory reserves                     $   5,508      $   9,716     $       -      $  (8,442)(3)  $   6,782
                                                   ==========     ==========    ==========     ==========     ==========

FORTY-EIGHT WEEKS ENDED DECEMBER 28, 1996
        For discounts and doubtful accounts        $   4,181      $  14,399     $     907 (4)  $ (14,097)(2)  $   5,390
                                                   ==========     ==========    ==========     ==========     ==========
        For deferred taxes                         $ 109,484      $       -     $       -      $ (25,134)(5)  $  84,350
                                                   ==========     ==========    ==========     ==========     ==========
        For inventory reserves                     $   9,578 (6)  $   3,370     $       -      $  (7,440)(7)  $   5,508
                                                   ==========     ==========    ==========     ==========     ==========

========================================================================================================================

FOUR WEEKS ENDED JANUARY 26, 1996
        For discounts and doubtful accounts        $   3,558      $   1,577     $       -      $    (954)(2)  $   4,181
                                                   ==========     ==========    ==========     ==========     ==========
        For deferred taxes                         $ 116,817      $  (7,333)    $       -      $       -      $ 109,484
                                                   ==========     ==========    ==========     ==========     ==========
        For inventory reserves                     $     637      $     378     $       -      $       -      $   1,015
                                                   ==========     ==========    ==========     ==========     ==========


Note 1: Schedule II - Valuation and Qualifying Accounts includes certain financial data of Keebler Foods Company
        ("Keebler") for the year ended January 2, 1999, the year ended January 3, 1998 and the forty-eight weeks ended
        December 28, 1996, as well as certain financial data of UB Investments US Inc. ("UBIUS"), the predecessor company, for the four weeks ended January 26, 1996, the date on which UBIUS was acquired by INFLO Holdings
        Company ("INFLO"). The distinction between Keebler's and the predecessor company's financial data has been made by inserting a double line.

  (1)   Amount acquired in the acquisition of President International, Inc.
  (2)   Primarily charges against reserves, net of recoveries.
  (3)   Inventory write-offs, net.
  (4)   Amount acquired in the acquisition of Sunshine Biscuits, Inc.
  (5)   Adjustment to reduce the valuation allowance as a result of the acquisition of Keebler.
  (6)   Includes inventory reserves established in the acquisition of Keebler.
  (7)   Adjustment to reduce reserve.


                                                                S-2

                                  EXHIBIT INDEX
 EXHIBIT
 NUMBER                            DESCRIPTION
---------     ------------------------------------------------------------------

   2.1 Plan and Agreement of Merger dated November 20, 1997 between Keebler Foods Company ("Keebler") and INFLO Holdings Corporation ("INFLO") (incorporated herein by reference to Exhibit 2.1 of Keebler's Registration Statement on Form S-1 previously filed with the Securities and Exchange Commission (the "Commission") (File No. 333-42075) (the "1998 Registration Statement"))

   2.2 Stock Purchase Agreement dated as of August 24, 1998 between Keebler and President International, Inc. (incorporated herein by reference to Exhibit 2.2 of Keebler's Current Report on Form 8-K previously filed with the Commission on October 9, 1998 (Commission File No. 001-13705) (the "October Report"))

   3.1 Amended and Restated Certificate of Incorporation of Keebler (incorporated herein by reference to Exhibit 3.1 of 1998 Registration Statement)

   3.2 Amended and Restated By-Laws of Keebler (incorporated herein by reference to Exhibit 3.2 of the 1998 Registration Statement)

   4.1 Indenture dated as of June 15, 1996 among Keebler, the guarantors named therein and The U.S. Trust Company of New York ("Trustee") (incorporated herein by reference to Exhibit 4.1 of Keebler's Registration Statement on Form S-4 previously filed with the Commission (File No. 333-8379) (the "1996 Registration Statement"))

   4.2 The 10 3/4% Senior Subordinated Note due 2006 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 of the 1996 Registration Statement)

   10.1 Distribution Agreement dated as of January 26, 1996 between United Biscuits (UK) Limited ("UBL") and Shaffer, Clarke & Co., Inc. ("Shaffer") (incorporated herein by reference to Exhibit 10.5 of the 1996 Registration Statement)

   10.2 Trademark License Agreement dated as of January 26, 1996 between UBL and Shaffer (incorporated herein by reference to Exhibit 10.6 of the 1996 Registration Statement)

   10.3 Management Stockholder's Agreement between INFLO and Key Employees of INFLO (incorporated herein by reference to Exhibit 10.8 of the 1996 Registration Statement)

   10.3(a) Amendment No. 1 to Management Stockholder's Agreement (Non-Executives) (incorporated herein by reference to Exhibit
              10.31.1 of the 1998 Registration Statement)

   10.3(b) Amendment No. 1 to Management Stockholder's Agreement (Executives other than O'Neill, Walsh and Spear) (incorporated herein by reference to Exhibit 10.31.2 of the 1998 Registration Statement)

   10.3(c) Amendment No. 1 to Management Stockholder's Agreement (O'Neill, Walsh and Spear) (incorporated herein by reference to Exhibit
              10.31.3 of the 1998 Registration Statement)

   10.4 Non-Qualified Stock Option Agreement between INFLO and Key Employees of INFLO (incorporated herein by reference to Exhibit
              10.9 of the 1996 Registration Statement)

   10.4(a) Amendments to the 1996 Non-Qualified Option Agreements (incorporated herein by reference to Exhibit 10.28 of the 1998 Registration Statement)

   10.5 1996 Stock Purchase and Option Plan for Key Employees of INFLO (incorporated herein by reference to Exhibit 10.10 of the 1996 Registration Statement)

 EXHIBIT
 NUMBER                            DESCRIPTION
---------     ------------------------------------------------------------------

   10.6 Sale Participation Agreement among Artal, Flowers, and Key Employees of INFLO (incorporated herein by reference to Exhibit
              10.11 of the 1996 Registration Statement)

   10.7 Stock Appreciation Rights Plan of Keebler for Certain Management Employees dated March 4, 1997 (incorporated herein by reference to Exhibit 10.16 of the Quarterly Report)

   10.8 Artal Stock Purchase Agreement among Artal, Flowers and Keebler (incorporated herein by reference to Exhibit 10.22 of the 1998 Registration Statement)

   10.8(a) First Amendment to the Stock Purchase Agreement dated March 31, 1998 among Artal, Flowers and Keebler (incorporated herein by reference to Exhibit 10.22(a) of Keebler's Quarterly Report on Form 10-Q previously filed with the Commission on May 26, 1998 (Commission File No. 001-13705))

   10.9 Bermore Stock Purchase Agreement among Artal, Flowers, Bermore and Keebler (incorporated herein by reference to Exhibit 10.23 of the 1998 Registration Statement)

   10.10 Employment and Severance Agreement between Keebler and Sam K. Reed (incorporated herein by reference to Exhibit 10.24 of the 1998 Registration Statement)

   10.11 Employment and Severance Agreement between Keebler and certain executive officers (incorporated herein by reference to Exhibit
              10.25 of the 1998 Registration Statement)

   10.12 1998 Omnibus Stock Incentive Plan of Keebler (incorporated herein by reference to Exhibit 10.26 of the 1998 Registration Statement)

   10.12(a) 1998 Non-Qualified Stock Option Agreement for certain key employees

   10.13 Non-Employee Director Stock Plan of Keebler (incorporated herein by reference to Exhibit 10.27 of the 1998 Registration Statement)

   10.14 Supplement to Subsidiary Guaranty (Hollow Tree) (incorporated herein by reference to Exhibit 10.29 of the 1998 Registration Statement)

   10.15 Supplement to Subsidiary Guaranty (Elfin Equity) (incorporated herein by reference to Exhibit 10.30 of the 1998 Registration Statement)

   10.16 $700,000,000 Senior Credit Facility dated as of September 28, 1998 among Keebler, various financial institutions and the Bank, as Lead Arranger and Administrative Agent, The First National Bank of Chicago, as the Syndication Agent and the Bank of Montreal, as the Managing Agent (incorporated herein by reference to Exhibit 10.33 of the October Report)

   10.17 $125,000,000 Bridge Facility Credit Agreement dated as of September 28, 1998 among Keebler, various financial institutions and the Bank as the Arranger and the Administrative Agent (incorporated herein by reference to Exhibit 10.34 of Keebler's Quarterly Report on Form 10-Q previously filed with the Commission on November 16, 1998 (Commission File No. 001-13705))

   10.18 Keebler Company Deferred Compensation Plan for certain officers of Keebler dated January 1, 1999

   10.19 Keebler Foods Company Deferred Compensation Plan for Non-Affiliate Directors dated March 10, 1999

 EXHIBIT
 NUMBER                            DESCRIPTION
---------     ------------------------------------------------------------------

   10.20 Receivables Purchase Agreement dated as of January 29, 1999 among Keebler Funding Corporation, Keebler, Liberty Street Funding Corp. and the Bank

   21         Subsidiaries of Keebler

   27         Financial Data Schedule