Form 10-Q
period 1999-04-24
KEEBLER FOODS CO
filed 1999-06-03
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

   (Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 24, 1999

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

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MAY 28, 1999: 83,789,111.

PART I:  FINANCIAL INFORMATION
    ITEM 1:  FINANCIAL STATEMENTS

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                    APRIL 24,        January 2,
                                                                                      1999              1999
                                                                                 --------------    --------------
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                                      $    13,803       $    23,515
    Trade accounts and notes receivable, net                                            74,042           141,077
    Inventories, net:
        Raw materials                                                                   34,422            31,722
        Package materials                                                               12,911            13,081
        Finished goods                                                                  89,643           120,550
        Other                                                                              852             1,024
                                                                                 --------------    --------------
                                                                                       137,828           166,377

    Deferred income taxes                                                               50,014            57,713
    Other                                                                               30,646            26,636
                                                                                 --------------    --------------
        Total current assets                                                           306,333           415,318

PROPERTY, PLANT AND EQUIPMENT, NET                                                     568,335           564,524

GOODWILL, NET                                                                          388,355           391,449

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES, NET                                     223,926           226,084

PREPAID PENSION                                                                         36,945            38,205

ASSETS HELD FOR SALE                                                                     2,418             2,972

OTHER ASSETS                                                                            16,324            17,228
                                                                                 --------------    --------------

        Total assets                                                               $ 1,542,636       $ 1,655,780
                                                                                 ==============    ==============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                              2

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                    APRIL 24,        January 2,
                                                                                      1999              1999
                                                                                 --------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current maturities of long-term debt                                           $    37,307       $   112,730
    Trade accounts payable                                                             131,825           143,572
    Other liabilities and accruals                                                     229,011           232,087
    Income taxes payable                                                                     -            10,779
    Plant and facility closing costs and severance                                      11,510            11,018
                                                                                 --------------    --------------
        Total current liabilities                                                      409,653           510,186

LONG-TERM DEBT                                                                         506,833           541,765

OTHER LIABILITIES:
    Deferred income taxes                                                              138,757           147,098
    Postretirement/postemployment obligations                                           64,038            63,754
    Plant and facility closing costs and severance                                      14,490            15,563
    Deferred compensation                                                               20,805            19,368
    Other                                                                               33,004            28,745
                                                                                 --------------    --------------
        Total other liabilities                                                        271,094           274,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock ($.01 par value; 100,000,000 shares authorized and                       -                 -
        none issued)
    Common stock ($.01 par value; 500,000,000 shares authorized and
        84,477,504 and 84,125,164 shares issued, respectively)                             845               841
    Additional paid-in capital                                                         175,402           169,532
    Retained earnings                                                                  200,285           167,608
    Treasury stock                                                                     (21,476)           (8,680)
                                                                                 --------------    --------------
        Total shareholders' equity                                                     355,056           329,301
                                                                                 --------------    --------------
        Total liabilities and shareholders' equity                                 $ 1,542,636       $ 1,655,780
                                                                                 ==============    ==============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                3

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                       SIXTEEN                 Sixteen
                                                                                     WEEKS ENDED             Weeks Ended
                                                                                    APRIL 24, 1999          April 25, 1998
                                                                                   -----------------       ----------------
NET SALES                                                                                 $ 852,033              $ 636,746

COSTS AND EXPENSES:
    Cost of sales                                                                           380,703                264,087
    Selling, marketing and administrative expenses                                          394,342                338,175
    Other                                                                                     6,343                  2,808
                                                                                   -----------------       ----------------
INCOME FROM OPERATIONS                                                                       70,645                 31,676

    Interest (income)                                                                          (626)                  (389)
    Interest expense                                                                         13,942                  7,830
                                                                                   -----------------       ----------------
INTEREST EXPENSE, NET                                                                        13,316                  7,441
                                                                                   -----------------       ----------------

INCOME BEFORE INCOME TAX EXPENSE                                                             57,329                 24,235
    Income tax expense                                                                       24,652                 10,195
                                                                                   -----------------       ----------------

NET INCOME                                                                                $  32,677              $  14,040
                                                                                   =================       ================

BASIC NET INCOME PER SHARE                                                                $    0.39              $    0.17
WEIGHTED AVERAGE SHARES OUTSTANDING                                                          83,848                 82,339

DILUTED NET INCOME PER SHARE                                                              $    0.37              $    0.16
WEIGHTED AVERAGE SHARES OUTSTANDING                                                          88,042                 87,138


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                               4

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)
                                                                                       SIXTEEN                 Sixteen
                                                                                     WEEKS ENDED             Weeks Ended
                                                                                   APRIL 24, 1999          April 25, 1998
                                                                                  ----------------        ----------------
CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES
    Net income                                                                           $ 32,677                $ 14,040
    Adjustments to reconcile net income to cash from
      operating activities:
        Depreciation and amortization                                                      23,475                  16,236
        Deferred income taxes                                                                (642)                 (2,762)
        (Gain) loss on sale of property, plant and equipment                                  (75)                    133
        Income tax benefit related to stock options exercised                               4,541                       -
    Changes in assets and liabilities:
        Trade accounts and notes receivable, net                                           (6,965)                 (5,613)
        Inventories, net                                                                   28,549                  (5,249)
        Income taxes payable                                                              (12,992)                 (7,358)
        Other current assets                                                               (1,797)                   (551)
        Trade accounts payable and other current liabilities                              (13,372)                 (8,793)
        Plant and facility closing costs and severance                                       (740)                 (2,564)
    Other, net                                                                              7,304                   1,351
                                                                                  ----------------        ----------------
           Cash provided from (used by) operating activities                               59,963                  (1,130)

CASH FLOWS (USED BY) INVESTING ACTIVITIES
    Capital expenditures                                                                  (22,889)                (10,415)
    Proceeds from property disposals                                                        1,032                     168
                                                                                  ----------------        ----------------
           Cash (used by) investing activities                                            (21,857)                (10,247)

CASH FLOWS (USED BY) PROVIDED FROM FINANCING ACTIVITIES
    Purchase of treasury stock                                                            (12,796)                 (3,335)
    Exercise of options and warrant                                                         1,333                  20,157
    Proceeds from receivables securitization                                               74,000                       -
    Long-term debt repayments                                                             (85,355)                 (5,300)
    Revolving facility, net                                                               (25,000)                      -
                                                                                  ----------------        ----------------
           Cash (used by) provided from financing activities                              (47,818)                 11,522
                                                                                  ----------------        ----------------
           (Decrease) increase in cash and cash equivalents                                (9,712)                    145
           Cash and cash equivalents at beginning of period                                23,515                  27,188
                                                                                  ----------------        ----------------
           Cash and cash equivalents at end of period                                    $ 13,803                $ 27,333
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

BUSINESS AND OWNERSHIP

On January 21, 1999, Keebler Foods Company ("Keebler") made a secondary public offering of 16,200,000 shares of common stock. Artal Luxembourg S.A. ("Artal") and Claremont Enterprises, Limited ("Claremont") sold all of the shares, with no proceeds from the offering going to Keebler. As a result, Artal's ownership percentage decreased from approximately 21% to 2% and Claremont's ownership percentage was reduced from approximately 6% to 5% of the outstanding common stock. Management's ownership remained at approximately 2% and the ownership percentage of Flowers Industries, Inc. remained unchanged at approximately 55%.

FISCAL YEAR

Keebler's fiscal year consists of thirteen four week periods (fifty-two or fifty-three weeks) and ends on the Saturday nearest December 31. The first quarter consists of four four-week periods.

RECLASSIFICATIONS

Certain reclassifications of prior period data have been made to conform with the current period reporting.


2.    SEGMENT INFORMATION

In 1998, Keebler adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." Keebler's reportable segments are Branded and Specialty. The reportable segments were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The nature of the customers, products and method of distribution can vary by sales channel. The reportable segments represent an aggregation of similar sales channels. The Branded segment is comprised of sales channels that principally market brand name cookie, cracker and brownie products to retail outlets, as well as private label biscuit products. Products in the Branded segment are sold by either a Keebler sales employee or a distributor. The sales channels in the Specialty segment primarily sell cookie and cracker products that are manufactured on a made-to-order basis or that are produced in individual packs to be used in various institutions (i.e., restaurants, hospitals, etc.), as well as cookies manufactured for the Girl Scouts of America. Many of the products sold by the Specialty segment are done so through the use of brokers.

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

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)


2.    SEGMENT INFORMATION (CONTINUED)

There are no intersegment transactions that result in revenue or profit (loss). Asset information by reportable segment is not presented, as Keebler does not report or generate such information internally. However, depreciation expense included in the determination of a segment's profit contribution has been presented. The depreciation expense for each reportable segment reflects the amount absorbed in the standard cost of products sold, as well as the depreciation that relates to assets used entirely by the respective segment. The following table presents certain information included in the profit contribution of each segment for the sixteen weeks ended April 24, 1999 and the sixteen weeks ended April 25, 1998.

                                                 Branded           Specialty
                                                 Segment            Segment            Other (1)            Total
                                              -------------      -------------      --------------      -------------
                                                                           (IN THOUSANDS)
SIXTEEN WEEKS ENDED APRIL 24, 1999:
NET SALES TO EXTERNAL CUSTOMERS...........       $ 622,853          $ 229,180             $     -          $ 852,033
DEPRECIATION EXPENSE......................           6,951              2,061               8,371             17,383
PROFIT CONTRIBUTION.......................          81,378             53,474                   -            134,852

SIXTEEN WEEKS ENDED APRIL 25, 1998:
Net sales to external customers...........       $ 521,478          $ 115,268             $     -          $ 636,746
Depreciation expense......................           7,529              1,733               4,846             14,108
Profit contribution.......................          61,248             25,278                   -             86,526


(1) Represents expenses incurred by the functional support departments that are not allocated to the reportable segments.

The net sales to external customers from the reportable segments equal the consolidated net sales of Keebler. A reconciliation of segment profit contribution to total consolidated income from continuing operations before income tax expense for the sixteen weeks ended April 24, 1999 and the sixteen weeks ended April 25, 1998 is as follows:

                                                                                     Sixteen Weeks Ended
                                                                                ------------------------------
                                                                                APRIL 24, 1999  April 25, 1998
                                                                                --------------  --------------
INCOME BEFORE INCOME TAX EXPENSE:                                                        (IN THOUSANDS)
Reportable segments profit contribution........................................     $ 134,852       $  86,526
Unallocated functional support costs (1).......................................        64,207          54,850
Interest expense, net..........................................................        13,316           7,441
                                                                                --------------  --------------
   Income before Income Tax Expense............................................     $  57,329       $  24,235
                                                                                ==============  ==============

(1) Includes support costs such as distribution, research and development, corporate administration and other (income) expense, which are not allocated internally to reportable segments.

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)


3.    RECEIVABLES SECURITIZATION

On January 29, 1999 Keebler entered into a Receivables Purchase Agreement ("Agreement") to replace $75.0 million of debt held under a Bridge facility allowing funds to be borrowed at a lower cost to the Company. The accounting for this Agreement is governed by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the guidelines of SFAS No. 125, a special-purpose entity was created, Keebler Funding Corporation, as a subsidiary of Keebler Foods Company. All transactions occurring under this Agreement occur through Keebler Funding Corporation and are treated as a sale of accounts receivable and not as a debt instrument. At April 24, 1999, a net $74.0 million of accounts receivable have been sold at fair value.


4.    SUBSEQUENT EVENTS

As part of the continuing process of integrating President International, Inc. into our operations, on May 14, 1999, Keebler announced the decision to close its manufacturing facility in Sayreville, New Jersey due to excess capacity within the Company's 18-plant manufacturing network. As a result, Keebler will record a non-recurring, pre-tax restructuring and impairment charge to operating income of approximately $69 million in the second quarter ending July 17, 1999. The restructuring and impairment charge is expected to reduce second quarter diluted after-tax earnings by approximately $0.48/share. The non-recurring charge includes approximately $23 million for cash costs for severance and other exit costs from the Sayreville facility. The remaining $46 million are non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville, equipment at other locations and a reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. in June 1996. Approximately 650 employees will be terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees are represented by unions. The exit activities will be substantially completed by the end of the third quarter of 1999.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    MATTERS AFFECTING COMPARABILITY

    The following discussion of the financial condition and results of operations for the sixteen weeks ended April 24, 1999 and April 25, 1998 should be read in conjunction with Keebler's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1999.

RESULTS OF OPERATIONS

    Results of operations expressed as a percentage of net sales for the sixteen weeks ended April 24, 1999 and April 25, 1998 are set forth below:

                                                             Sixteen Weeks Ended
                                                      -----------------------------------
                                                          April 24,          April 25,
                                                            1999               1998
                                                      ----------------   ----------------
NET SALES............................................       100.0 %            100.0 %
Cost of sales........................................        44.7               41.5
Selling, marketing and administrative expenses.......        46.3               53.1
INCOME FROM OPERATIONS...............................         8.3                5.0
Interest Expense, Net................................         1.6                1.2
NET INCOME...........................................         3.8 %              2.2 %

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

    BRANDED SEGMENT

    The Branded segment sells a number of well-recognized products, primarily to retail outlets such as supermarkets, mass merchandisers, warehouse club stores, convenience stores and drug stores, as well as to private label retailers.

                                                   Sixteen Weeks Ended
                                       --------------------------------------------
                                           April 24, 1999        April 25, 1998
                                       ---------------------  ---------------------
                                            $         %            $         %
                                       ---------- ----------  ---------- ----------
                                                      ($ IN MILLIONS)
NET SALES............................   $ 622.8                $ 521.5

PROFIT CONTRIBUTION..................   $  81.3      13.1%     $  61.2      11.7%


    Net sales in the Branded segment increased 19.4% in the first sixteen weeks of 1999 to $622.8 million. The acquisition of President International, Inc. ("President") generated $88.3 million of the total increase in revenue. Excluding the incremental sales from President, net revenues increased 2.5% over the first quarter of 1998. Growth in Keebler's core business was primarily driven by sales of new products as well as continued expansion in the CHEEZ-IT brand. New product introductions included KEEBLER PEANUT BUTTER FUDGE STICKS, KEEBLER EL FUDGE with peanut butter cream cookies, HOMESTYLE SOFT BATCH cookies and CHEEZ-IT Snack Mix, as well as new single serve products. The overall Branded segment revenue growth was limited by lost sales due to the discontinuation of a number of lower margin Sunshine cookies, while converting the remaining Sunshine cookie products to the KEEBLER brand. Net revenues also increased through continued growth outside of supermarkets including in the mass merchandisers and convenience channels. Price increases taken at the beginning of the quarter also contributed to the revenue growth.

    Profit contribution in the Branded segment was $81.3 million in the first quarter of 1999 or 13.1% of net sales. The increase in profit contribution was principally driven by a higher gross profit associated with Keebler's core products and continued productivity gains in our bakeries, as well as the inclusion of President. While the gross margin on Keebler's core products improved, the combined margin for the Branded segment declined due to the inclusion of President products, which generate lower gross margins than Keebler products, but also have lower selling and distribution costs. Overall, lower selling, marketing and administrative expenses, expressed as a percentage of net sales, were achieved through distribution cost savings and reduced selling and distribution costs associated with sales of President products. Combined, these factors resulted in a 1.4 percentage point improvement in the profit contribution rate over the first quarter of 1998.

    SPECIALTY SEGMENT

    The Specialty segment produces cookies and crackers for the foodservice market, custom-baked products for other marketers of branded food products, including sales of cookies to the Girl Scouts of America, and preformed pie crusts. This segment also imports and distributes CARR'S crackers in the U.S. under an exclusive long-term licensing and distribution agreement with United Biscuits.

                                                   Sixteen Weeks Ended
                                       --------------------------------------------
                                           April 24, 1999        April 25, 1998
                                       ---------------------  ---------------------
                                            $         %            $         %
                                       ---------- ----------  ---------- ----------
                                                      ($ IN MILLIONS)
NET SALES............................   $ 229.2                $ 115.3

PROFIT CONTRIBUTION..................   $  53.5      23.3%     $  25.3      21.9%


    For the quarter ended April 24, 1999, net sales in the Specialty segment were $229.2 million, $113.9 million better than the prior year comparable period. The acquisition of President contributed $106.4 million in incremental sales. Increased sales of custom-baked products for other marketers of branded food products drove the 6.6% growth in the Specialty core businesses. Volume declines in the foodservice market partially offset gains received from price increases realized in the quarter, which were taken late in the first quarter of the prior year.

    The Specialty segment's profit contribution of $53.5 million improved by 1.4 percentage points over the prior year comparable quarter. Excluding the impact of President, profit contribution for the Specialty segment declined quarter-on-quarter due to a shift in the sales mix to more custom-baked products, which carry a higher cost of goods sold. Cost savings, realized from changes in inventory management and integration synergies, were more than offset by the sales mix changes.

    COST OF SALES

    Cost of sales was $380.7 million, or 44.7% of net sales, for the sixteen weeks ended April 24, 1999 compared to $264.1 million, or 41.5% of net sales, for the first quarter of 1998. The increase in cost of sales, both spending and as a percentage of net sales, was due principally to the inclusion of President, whose products carry a higher cost structure. Excluding the incremental costs added by President, cost of sales, as a percentage of net sales, was 41.4% in the first quarter compared to

41.5% in the same period a year ago. Cost of sales in the quarter benefited from initiatives implemented to increase productivity and efficiency at our manufacturing facilities, along with other cost reduction programs. Lower raw and packaging material expenses also favorably impacted cost of sales. These benefits, however, were partially offset by a shift in the sales mix to products with higher production costs.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    Selling, marketing and administrative expenses of $394.3 million for the first quarter of 1999 were $56.2 million higher than the prior year comparable period, but 6.8 percentage points better as a percent of net sales. The 16.6% increase in spending was primarily due to the inclusion of President expenses. The remainder of the increase in selling, marketing and administrative expenses was driven principally by higher volume, as well as higher marketing expenses associated with our on-going commitment to building brand equity. Advertising and consumer promotion spending increased by $3.6 million to $33.6 million for the sixteen weeks ended April 24, 1999. The favorability in total selling, marketing and administrative expenses, as a percent of net sales, was achieved from savings gained on reduced distribution costs and synergies existing from the integration of President.

    INTEREST EXPENSE

    Net interest expense of $13.3 million for the first sixteen weeks of 1999 was $5.9 million higher than the comparable sixteen weeks of a year ago. The increase in net interest expense was primarily attributable to the incremental interest associated with the additional debt incurred in order to finance the President acquisition in September of 1998. Total debt outstanding increased $250.7 million in the first sixteen weeks of 1999 versus the first sixteen weeks of 1998. While total interest expense increased, the new financing agreements contain lower interest rates, resulting in an improved weighted average interest rate of 1.36 percentage points versus the first quarter of the prior year.

    INCOME TAXES

    Income tax expense was $24.7 million for the quarter ended April 24, 1999, compared to $10.2 million for the same period in 1998. The $14.5 million increase in income tax expense was primarily due to a $33.1 million improvement in pre-tax earnings over the same period of a year ago. Also contributing to the higher income tax expense was a change in the effective tax rate to 43%, as compared to 42% in the first quarter of 1998. The inclusion of non-deductible goodwill resulting from the acquisition of President was the primary reason for the increase in the effective tax rate. The effective tax rate exceeded the statutory rate for both periods presented due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

    NET INCOME

    Net income for the first quarter of 1999 was $32.7 million compared to $14.0 million for the prior year comparable period. The significant growth of $18.7 million was achieved from both the inclusion of President in the results of operations for the quarter ended April 24, 1999, as well as revenue gains coupled with lower operating expenses resulting from cost savings programs from the core Keebler business and integration synergies.

LIQUIDITY AND CAPITAL RESOURCES

    For the first sixteen weeks of 1999, cash provided from operating activities was $60.0 million. Net earnings of $32.7 million, as well as a reduced investment in inventories, drove the favorable cash flow. The decrease in inventories reflected normal seasonal reductions as the Girl Scouts cookie selling season occurred during the quarter. Partially offsetting these positive cash flows was a reduction in trade accounts payable and current liabilities and an increased investment in trade accounts and notes receivable. The additional funding of current liabilities was mainly attributable to the timing of payments. Outstanding receivable balances relating to the annual Girl Scouts cookie sale drove the increase in accounts receivables.

    During the first quarter, cash used for investing activities totaled $21.9 million. Capital spending was made principally for continued enhancements, automation or capacity expansion at manufacturing and distribution facilities, as well as preparation for the shift in production from the Sayreville facility to other production facilities. As part of our integration of President into our operations and our continuing analysis of system-wide manufacturing and distribution networks, we announced on May 14, 1999, the decision to close our manufacturing facility in Sayreville, New Jersey. Expanding capacity at other production facilities in order to absorb the production from Sayreville has increased capital spending. Additionally, capital expenditures were incurred for investments in information technology to bring the newly acquired President facilities onto the Keebler SAP R/3 information system.

    Financing activities for the first quarter of 1999 used $47.8 million of cash principally to repay the Bridge facility and make other scheduled long-term debt repayments, paydown the Revolving facility and to repurchase common stock into treasury. These uses of cash were partially offset by net cash proceeds of $74.0 million received from the sale of accounts receivable under the Receivables Purchase Agreement entered into in the first quarter of 1999 which allows funds to be borrowed at a lower cost to the Company. Employee stock options exercised during the quarter provided another $1.3 million of cash.

    As of April 24, 1999, cash and cash equivalents were $13.8 million and total debt outstanding was $544.1 million of which current maturities were $37.3 million. Available borrowings under Keebler's Revolving facility were $350.0 million, of which $60.0 million was outstanding at April 24, 1999. Keebler has met all financial covenants contained in the financing agreements. Available cash, as well as existing credit facilities, are expected to be sufficient to meet normal operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    On May 19, 1999, the Financial Accounting Standards Board ("FASB") delayed the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Citing concerns about companies' ability to both modify their information systems for year 2000 readiness and become educated with the new derivatives and hedging standard, the FASB has delayed the effective date on SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000.

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

    We utilize software and related technologies that will be affected by the date change in the year 2000. We have completed a comprehensive review of our computer systems and non-information technology systems to identify potential Y2K issues. Since we have implemented the SAP R/3 Enterprise Wide Information Systems and Manugistics software, both of which were developed/purchased as Y2K compliant, we do not anticipate that the impact of Y2K issues on our business will be material. Additionally, secondary information systems, which are not material to our ability to forecast, manufacture or deliver product, have been reviewed and Y2K issues identified. We are currently in the process of correcting or upgrading these systems. We intend to be Y2K compliant on all critical systems before the end of the third quarter of 1999.

    We have undertaken efforts to verify that all of our material vendors and suppliers will be Y2K compliant. Specifically, we sent a comprehensive questionnaire to all of our significant suppliers and vendors regarding their Y2K compliance in an attempt to identify any problem areas with respect to these groups. Although the results of the questionnaire indicated that our material vendors and suppliers intend to be Y2K compliant before the end of 1999, they were not able to provide us any assurances. We are currently in the process of developing a contingency plan to address any potential Y2K failures caused by a third party. While we cannot assure that third parties will convert their systems in a timely manner and in a way compatible with our systems, we believe that our actions with third parties detailed above, along with the development of any necessary contingency plan, will minimize these risks.

    We currently estimate that the incremental costs for becoming Y2K compliant are approximately $2.0 - $3.0 million, which will be funded from cash provided from operations and expensed as incurred. Spending of $1.8 million against this estimate has occurred to date. This estimate is exclusive of Y2K issues regarding the President acquisition. We have completed a comprehensive review of President's computer systems and non-information technology systems to identify potential Y2K issues. Many of the Y2K risks at President will be mitigated through our implementation of the SAP R/3 Enterprise Wide Information Systems and Manugistics software at the President facilities. We expect this implementation to also be completed before the end of the third quarter of 1999. We estimate additional costs of approximately $0.3 million will be necessary to correct or upgrade President's secondary information systems in order to make them Y2K compliant, against which there has not yet been any spending to date.

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

    The information presented above sets forth the steps we have taken to address the Y2K issues. While we do not expect compliance with Y2K issues or the most reasonably likely worst case scenario and related contingency plan to have a material impact on our business, results of operations or financial condition, there can be no assurance that a failure to be fully compliant by the Year 2000 would not have a material adverse impact on us. Although we have spent a large amount of time and resources to address the Y2K issue, there is no assurance that we will be successful in our efforts to identify and address all Y2K issues. Even if we act in a timely manner to complete all planned review, analysis, remediation and any contingency planning, there may be problems which are discovered in the future and cannot be corrected in time to prevent an adverse consequence. Also, there can be no guarantee that the systems of other companies, banks, utilities and government agencies on which we rely will be converted in a timely manner or that their contingency planning will be able to fully address all potential interruptions.

    The above discussion of our efforts and expectations relating to Y2K compliance is forward-looking based on our best estimates given information that is currently available and is subject to change. Readers are cautioned that forward-looking statements contained in this discussion should be read in conjunction with our disclosure under the heading "FORWARD-LOOKING STATEMENTS" that follows below.

FORWARD-LOOKING STATEMENTS

    Certain statements incorporated by reference or made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about:

    -  the competitiveness of the cookie and cracker industry;
    -  the future availability and prices of raw and packaging materials;
    -  potential regulatory obligations;
    -  our strategies and
    -  other statements that are not historical facts.

     When used in this discussion, the words "anticipate," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to:

    - changes in general economic or business conditions (including in the cookie and cracker industry);
    -  actions of competitors;
    -  our ability to recover material costs in the pricing of our products;

    - the extent to which we are able to develop new products and markets for our products;
    -  the time required for such development;
    -  the level of demand for such products and
    -  changes in our business strategies.


ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our current debt structure consists of both fixed and floating rate debt. Interest rate swap agreements are used to effectively manage changes in interest rates related to the majority of our borrowings with the objective of reducing overall interest costs. Sensitivity analysis was used to assess the impact that changes in market prices have on the fair value of interest rate swap agreements at year end. The fair value of the interest rate swap agreements at April 24, 1999, with a notional amount of $527.3 million, remains comparable to year end. Additionally, interest rates have not fluctuated materially from year end and therefore, the sensitivity analysis performed as of January 2, 1999 for interest rate swap agreements remains a valid estimate.

    We enter into commodity futures and options contracts to neutralize the impact of price increases on raw material purchases that are not likely to be recovered through higher prices on our products. We also used sensitivity analysis to assess the potential impact on the fair value of commodity futures and options contracts. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $62.7 million at April 24, 1999 would be impacted by $6.1 million.


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

                         Date:  June 3, 1999



                         /s/ E. NICHOL MCCULLY
                         ----------------------------------------------------
                         E. Nichol McCully
                         Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                         Date:  June 3, 1999



                         /s/ JAMES T. SPEAR
                         ----------------------------------------------------
                         James T. Spear
                         Vice President Finance and Corporate Controller (Principal Accounting Officer)

                         Date:  June 3, 1999