Form 10-Q
period 1999-07-17
KEEBLER FOODS CO
filed 1999-08-27
CIK 1018848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 17, 1999

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

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON AUGUST 20, 1999: 83,719,291.

PART I:  FINANCIAL INFORMATION
  ITEM 1:  FINANCIAL STATEMENTS

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                    JULY 17,       January 2,
                                                                                      1999            1999
                                                                                 --------------  --------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                     $    22,208     $    23,515
     Trade accounts and notes receivable, net                                           56,691         141,077
     Recoverable income taxes                                                            8,298               -
     Inventories, net:
         Raw materials                                                                  34,593          31,722
         Package materials                                                              13,394          13,081
         Finished goods                                                                 95,241         120,550
         Other                                                                           1,452           1,024
                                                                                 --------------  --------------
                                                                                       144,680         166,377

     Deferred income taxes                                                              55,138          57,713
     Other                                                                              28,194          26,636
                                                                                 --------------  --------------
         Total current assets                                                          315,209         415,318

PROPERTY, PLANT AND EQUIPMENT, NET                                                     537,808         564,524

GOODWILL, NET                                                                          378,495         391,449

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES, NET                                     222,326         226,084

PREPAID PENSION                                                                         36,078          38,205

ASSETS HELD FOR SALE                                                                     6,737           2,972

OTHER ASSETS                                                                            16,182          17,228
                                                                                 --------------  --------------

         Total assets                                                              $ 1,512,835     $ 1,655,780
                                                                                 ==============  ==============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 2

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                    JULY 17,       January 2,
                                                                                      1999            1999
                                                                                 --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                          $    37,299     $   112,730
     Trade accounts payable                                                            137,252         143,572
     Other liabilities and accruals                                                    239,903         232,087
     Income taxes payable                                                                    -          10,779
     Plant and facility closing costs and severance                                     28,074          11,018
                                                                                 --------------  --------------
         Total current liabilities                                                     442,528         510,186

LONG-TERM DEBT                                                                         462,753         541,765

OTHER LIABILITIES:
     Deferred income taxes                                                             137,821         147,098
     Postretirement/postemployment obligations                                          64,064          63,754
     Plant and facility closing costs and severance                                     18,728          15,563
     Deferred compensation                                                              21,279          19,368
     Other                                                                              32,687          28,745
                                                                                 --------------  --------------
         Total other liabilities                                                       274,579         274,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock ($.01 par value; 100,000,000 shares authorized and
         none issued)                                                                        -               -
     Common stock ($.01 par value; 500,000,000 shares authorized and
         84,550,864 and 84,125,164 shares issued, respectively)                            845             841
     Additional paid-in capital                                                        178,514         169,532
     Retained earnings                                                                 178,915         167,608
     Treasury stock                                                                    (25,299)         (8,680)
                                                                                 --------------  --------------
         Total shareholders' equity                                                    332,975         329,301
                                                                                 --------------  --------------

         Total liabilities and shareholders' equity                                $ 1,512,835     $ 1,655,780
                                                                                 ==============  ==============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 3

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              TWELVE           Twelve       TWENTY-EIGHT    Twenty-Eight
                                                           WEEKS ENDED      Weeks Ended     WEEKS ENDED     Weeks Ended
                                                          JULY 17, 1999    July 18, 1998   JULY 17, 1999   July 18, 1998
                                                          --------------   --------------  --------------  --------------
NET SALES                                                   $   587,847      $   490,042     $ 1,439,880     $ 1,126,788

COSTS AND EXPENSES:
   Cost of sales                                                257,349          208,685         638,052         472,772
   Selling, marketing and administrative expenses               273,349          241,261         667,691         579,437
   Other                                                          8,417            1,916          14,760           4,723
   Restructuring and impairment charge                           69,208                -          69,208               -
                                                          --------------   --------------  --------------  --------------
(LOSS) INCOME FROM OPERATIONS                                   (20,476)          38,180          50,169          69,856

   Interest (income)                                               (315)          (1,017)           (941)         (1,406)
   Interest expense                                               8,399            5,725          22,341          13,555
                                                          --------------   --------------  --------------  --------------
INTEREST EXPENSE, NET                                             8,084            4,708          21,400          12,149
                                                          --------------   --------------  --------------  --------------

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE               (28,560)          33,472          28,769          57,707
   Income tax (benefit) expense                                  (7,190)          14,041          17,462          24,236
                                                          --------------   --------------  --------------  --------------

NET (LOSS) INCOME                                           $   (21,370)     $    19,431     $    11,307     $    33,471
                                                          ==============   ==============  ==============  ==============

BASIC NET (LOSS) INCOME PER SHARE                           $     (0.25)     $      0.23     $      0.14     $      0.40
WEIGHTED AVERAGE SHARES OUTSTANDING                              83,778           83,779          83,818          82,799

DILUTED NET (LOSS) INCOME PER SHARE                         $     (0.24)     $      0.22     $      0.13     $      0.38
WEIGHTED AVERAGE SHARES OUTSTANDING                              87,622           87,748          87,871          87,243


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 4

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)
                                                                                    TWENTY-EIGHT        Twenty-Eight
                                                                                     WEEKS ENDED         Weeks Ended
                                                                                    JULY 17, 1999       July 18, 1998
                                                                                   ---------------     ---------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
     Net income                                                                         $  11,307           $  33,471
     Adjustments to reconcile net income to cash from
       operating activities:
         Depreciation and amortization                                                     43,171              31,549
         Deferred income taxes                                                             (6,702)             (5,705)
         Loss on sale of property, plant and equipment                                        514                  36
         Income tax benefit related to stock options exercised                              6,541                   -
         Restructuring and impairment charge                                               46,071                   -
     Changes in assets and liabilities:
         Trade accounts and notes receivable, net                                         (21,614)            (16,891)
         Inventories, net                                                                  21,697                (993)
         Recoverable income taxes and income taxes payable                                (19,077)              7,411
         Other current assets                                                              (1,558)             (3,155)
         Trade accounts payable and other current liabilities                                 616              10,167
         Plant and facility closing costs and severance                                    19,861              (3,692)
     Other, net                                                                             7,864               3,211
                                                                                   ---------------     ---------------
            Cash provided from operating activities                                       108,691              55,409

CASH FLOWS (USED BY) INVESTING ACTIVITIES

     Capital expenditures                                                                 (49,801)            (21,466)
     Proceeds from property disposals                                                       2,420                 414
                                                                                   ---------------     ---------------
            Cash (used by) investing activities                                           (47,381)            (21,052)

CASH FLOWS (USED BY) PROVIDED FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                                           (16,619)             (4,685)
     Exercise of options and warrant                                                        2,445              20,305
     Proceeds from receivables securitization                                             106,000                   -
     Long-term debt repayments                                                            (94,443)            (12,300)
     Revolving facility, net                                                              (60,000)                  -
                                                                                   ---------------     ---------------
            Cash (used by) provided from financing activities                             (62,617)              3,320
                                                                                   ---------------     ---------------
            (Decrease) increase in cash and cash equivalents                               (1,307)             37,677
            Cash and cash equivalents at beginning of period                               23,515              27,188
                                                                                   ---------------     ---------------
            Cash and cash equivalents at end of period                                  $  22,208           $  64,865
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


2.       ASSETS HELD FOR SALE

On May 14, 1999, management announced the closure of the Sayreville, New Jersey manufacturing facility in order to eliminate excess capacity within Keebler's manufacturing network. As part of the total restructuring and impairment charge, the Sayreville facility was placed for sale together with other idle machinery and equipment held at various Keebler facilities. In addition, in June 1999, the Atlanta, Georgia manufacturing facility, which had been held for sale, was sold for $1.2 million with a realized loss of approximately $0.6 million. Disposition of the remaining assets held for sale is expected to occur within the next thirty-six months without a significant gain or loss.


3.       RECEIVABLES SECURITIZATION

On January 29, 1999, Keebler entered into a Receivables Purchase Agreement ("Agreement") to replace $75.0 million of debt held under a Bridge facility allowing funds to be borrowed at a lower cost to the Company. The accounting for this Agreement is governed by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the guidelines of SFAS No. 125, a special-purpose entity was created, Keebler Funding Corporation, as a subsidiary of Keebler Foods Company. All transactions under this Agreement occur through Keebler Funding Corporation and are treated as a sale of accounts receivable and not as a debt instrument. At July 17, 1999, a net $106.0 million of accounts receivable have been sold at fair value.

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)


4.       RESTRUCTURING AND IMPAIRMENT CHARGE

As part of the continuing process of integrating the business of President International, Inc. into our operations, on May 14, 1999, Keebler announced the decision to close its manufacturing facility in Sayreville, New Jersey due to excess capacity within the Company's 18-plant manufacturing network. As a result, a pre-tax restructuring and impairment charge to operating income of $69.2 million was recorded in the second quarter ending July 17, 1999. The restructuring and impairment charge included $23.1 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million was non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. in June 1996. Approximately 650 total employees will be terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees are represented by unions. At July 17, 1999, approximately 460 employees under union contract have been terminated and approximately $3.2 million of cash costs have been spent related to severance and other exit costs from the Sayreville facility. The exit activities are expected to be substantially complete by the end of the third quarter of 1999.


5.       SEGMENT INFORMATION

In 1998, Keebler adopted Statement of Financial Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." Keebler's reportable segments are Branded and Specialty. The reportable segments were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The nature of the customers, products and method of distribution can vary by sales channel. The reportable segments represent an aggregation of similar sales channels. The Branded segment is comprised of sales channels that principally market brand name cookie, cracker and brownie products to retail outlets, as well as private label biscuit products. Either a Keebler sales employee or a distributor sells products in the Branded segment. The sales channels in the Specialty segment primarily sell cookie and cracker products that are manufactured on a made-to-order basis or that are produced in individual packs to be used in various institutions (i.e., restaurants, hospitals, etc.), as well as cookies manufactured for the Girl Scouts of America. Many of the products sold by the Specialty segment are done so through the use of brokers.

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

There are no intersegment transactions that result in revenue or profit (loss). Asset information by reportable segment is not presented, as Keebler does not report or generate such information internally. However, depreciation expense included in the determination of a segment's profit contribution has been presented. The depreciation expense for each reportable segment reflects the amount absorbed in the standard cost of products sold, as well as the depreciation that relates to assets used entirely by the respective segment. The following table presents certain information included in the profit contribution of each segment for the twelve weeks ended July 17, 1999 and July 18, 1998 and the twenty-eight weeks ended July 17, 1999 and July 18, 1998.

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)


5.       SEGMENT INFORMATION (CONTINUED)

                                                      Branded           Specialty
                                                      Segment            Segment            Other (a)             Total
                                                  ---------------    ----------------    ----------------    ---------------
                                                                               (IN THOUSANDS)
TWELVE WEEKS ENDED JULY 17, 1999:
NET SALES TO EXTERNAL CUSTOMERS.............         $   483,815          $  104,032           $       -        $   587,847
DEPRECIATION EXPENSE........................               4,387               1,349               9,466             15,202
PROFIT CONTRIBUTION.........................              75,830              19,250                   -             95,080

TWELVE WEEKS ENDED JULY 18, 1998:
Net sales to external customers.............         $   400,158          $   89,884           $       -        $   490,042
Depreciation expense........................               5,215               1,401               7,102             13,718
Profit contribution.........................              60,589              18,821                   -             79,410

TWENTY-EIGHT WEEKS ENDED JULY 17, 1999:
NET SALES TO EXTERNAL CUSTOMERS.............         $ 1,106,668          $  333,212           $       -        $ 1,439,880
DEPRECIATION EXPENSE........................              11,338               3,410              17,837             32,585
PROFIT CONTRIBUTION.........................             157,208              72,724                   -            229,932

TWENTY-EIGHT WEEKS ENDED JULY 18, 1998:
Net sales to external customers.............         $   921,636          $  205,152           $       -        $ 1,126,788
Depreciation expense........................              12,744               3,134              11,948             27,826
Profit contribution.........................             121,837              44,099                   -            165,936

(a) Represents expenses incurred by the functional support departments that are not allocated to the reportable segments.

The net sales to external customers from the reportable segments equal the consolidated net sales of Keebler. A reconciliation of segment profit contribution to total consolidated (loss) income from continuing operations before income tax (benefit) expense for the twelve weeks ended July 17, 1999 and July 18, 1998 and the twenty-eight weeks ended July 17, 1999 and July 18, 1998 is as follows:

                                                          Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                                    ------------------------------   ------------------------------
                                                     JULY 17, 1999   July 18, 1998    JULY 17, 1999   July 18, 1998
                                                    --------------  --------------   --------------  --------------
                                                                            (IN THOUSANDS)
(LOSS) INCOME BEFORE INCOME TAX
   (BENEFIT) EXPENSE:
Reportable segment's profit contribution......          $  95,080       $  79,410       $  229,932      $  165,936
Unallocated functional support costs (b)......             46,348          41,230          110,555          96,080
Restructuring and impairment charge...........             69,208               -           69,208               -
Interest expense, net.........................              8,084           4,708           21,400          12,149
                                                    --------------  --------------   --------------  --------------
  (Loss) Income before Income Tax
   (Benefit) Expense..........................          $ (28,560)      $  33,472       $   28,769      $   57,707
                                                    ==============  ==============   ==============  ==============

(b) Includes support costs such as distribution, research and development, corporate administration and other (income) expense, which are not allocated internally to reportable segments.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    MATTERS AFFECTING COMPARABILITY

    The following discussion of the financial condition and results of operations for the twelve and twenty-eight weeks ended July 17, 1999 and July 18, 1998 should be read in conjunction with Keebler's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1999.

RESULTS OF OPERATIONS

    Results of operations expressed as a percentage of net sales for the twelve and twenty-eight weeks ended July 17, 1999 and July 18, 1998 are set forth below:

                                                          Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                                      --------------------------- ---------------------------
                                                        July 17,       July 18,     July 17,      July 18,
                                                          1999           1998         1999          1998
                                                      ------------- ------------- ------------- -------------
 NET SALES.........................................        100.0%        100.0%        100.0%        100.0%
 Cost of sales.....................................         43.8          42.6          44.3          42.0
 Selling, marketing and administrative expenses....         46.5          49.2          46.4          51.4
 Restructuring and impairment charge...............         11.8             -           4.8             -
 (LOSS) INCOME FROM OPERATIONS.....................         (3.5)          7.8           3.5           6.2
 Interest Expense, net.............................          1.4           1.0           1.5           1.1
 NET (LOSS) INCOME.................................         (3.6)%         4.0%          0.8%          3.0%

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

                                           Twelve Weeks Ended                     Twenty-Eight Weeks Ended
                             ------------------------------------------- -------------------------------------------
                                 July 17, 1999         July 18, 1998         July 17, 1999         July 18, 1998
                             --------------------- --------------------- --------------------- ---------------------
                                  $          %          $          %          $          %          $          %
                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                  ($ IN MILLIONS)

 NET SALES..................   $ 483.8               $ 400.1              $1,106.7               $ 921.6

 PROFIT CONTRIBUTION........   $  75.8      15.7%    $  60.6      15.1%   $  157.2      14.2%    $ 121.8      13.2%

    For the twelve weeks ended July 17, 1999, net revenues in the Branded segment of $483.8 million increased 20.9% over the same period a year ago and net sales for the first half of 1999 of $1,106.7 million finished 20.1% above the comparable period of 1998. The acquisition of President International, Inc. ("President") contributed $65.2 million and $153.5 million of total revenues in the second quarter and first half of 1999, respectively. Excluding the impact of President, Keebler experienced core business growth of 4.6% compared to the year-earlier quarter and first half revenues exceeded 1998 by $31.5 million or 3.4%. Sales of new products, together with on-going expansion of the CHEEZ-IT brand, drove the revenue growth in both the second quarter and the first half of 1999. New product introductions in the second quarter included KEEBLER DOUBLE FUDGE AND CARAMEL cookies and KEEBLER WHEAT 'N' CHEDDAR sandwich crackers. Increased sales of the CHEEZ-IT brand were achieved through new product introductions, as well as growth in the core product lines. Sales for the first half continued to be favorably impacted by new product introductions from earlier in the year including KEEBLER PEANUT BUTTER FUDGE STICKS, KEEBLER EL FUDGE with peanut butter cream cookies, HOMESTYLE SOFT BATCH cookies and CHEEZ-IT Snack Mix, as well as new single serve products. Product culls related to the repositioning of the former, lower margin Sunshine cookies, while converting the remaining Sunshine cookie products to the Keebler brand, limited the Branded segment revenue gains in both the second quarter and first half of 1999. Growth in the retail business outside supermarkets, including at mass merchandisers and in convenience channels, added to the improvement over the prior year. Price increases taken at the beginning of the year also favorably impacted revenues in the current quarter and first half of 1999.

    The Branded segment's profit contribution was $75.8 million, or 15.7% of net sales, in the second quarter of 1999 and $157.2 million, or 14.2% of net sales, in the first half of 1999. The growth in profit contribution for the twelve and twenty-eight weeks ended July 17, 1999 was driven by a higher gross margin achieved on Keebler's core products furthered by improved productivity at our bakeries and the inclusion of President results. The gross margin rate on President products is lower than our core products, resulting in an overall decline in gross margin in the Branded segment compared to the prior year. Yet as a percentage of net sales, selling, marketing and administrative expenses declined due to both the addition of President products which generate lower selling and distribution costs and improvements in Keebler's core distribution system. These factors caused a 0.6 percentage point and 1.0 percentage point increase in profit contribution in the second quarter and first half of 1999, respectively.

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

                                           Twelve Weeks Ended                     Twenty-Eight Weeks Ended
                             ------------------------------------------- -------------------------------------------
                                 July 17, 1999         July 18, 1998         July 17, 1999         July 18, 1998
                             --------------------- --------------------- --------------------- ---------------------
                                  $          %          $          %          $          %          $          %
                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                  ($ IN MILLIONS)

 NET SALES..................   $ 104.0               $  89.9               $ 333.2               $ 205.2

 PROFIT CONTRIBUTION........   $  19.2      18.5%    $  18.8      20.9%    $  72.7      21.8%    $  44.1      21.5%

    Net sales in the Specialty segment of $104.0 million and $333.2 million for the second quarter and first half of 1999 surpassed the same periods last year by $14.1 million and $128.0 million, respectively. The improvement represented a 15.7% increase in the second quarter and a 62.4% improvement for the year-to-date period, with the inclusion of President accounting for $13.5 million and $119.8 million of the respective period's revenue growth. Higher sales of custom-baked products for other marketers of branded food products continued to drive the growth in the Specialty core business resulting in a 4.0% increase for the first half of 1999. Volume declines in the foodservice market and a soft pie crust market offset some of the custom-baked product gains.

    Profit contribution for the Specialty segment was $19.2 million or 18.5%, as a percentage of net sales, for the twelve weeks ended July 17, 1999, and $72.7 million or 21.8%, as a percentage of net sales, for the first half of 1999. Removing the effects of President in the quarter, the profit contribution margin declined approximately 1.4 percentage points from the year-earlier quarter. Savings from cost reduction programs were not enough to completely offset the effects of select volume declines in some of the Specialty channels.

    COST OF SALES

    Cost of sales in the second quarter of 1999 was $257.3 million, or 43.8% of net sales, compared to $208.7 million, or 42.6% of net sales, in the same quarter of 1998. For the twenty-eight weeks ended July 17, 1999, cost of sales was $638.1 million, or 44.3% of net sales, versus $472.8 million, or 42.0% of net sales, from a year ago. The addition of President was the direct cause of the increase in cost of sales for the current quarter and first half of 1999, both in dollar spending and as a percentage of net sales. Before including the sale of President products, cost of sales, as a percentage of net sales, was 40.8% and 41.1% for the twelve and twenty-eight weeks ended July 17, 1999, respectively. In both the second quarter and first half of 1999, cost of sales was also favorably impacted by initiatives aimed at improving productivity and efficiency at our manufacturing facilities, other cost reduction programs and lower raw and packaging material costs. A shift in the sales mix to products with higher production costs in both the Branded and Specialty segments partially offset the benefits achieved from the cost reduction programs.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    Selling, marketing and administrative expenses of $273.3 million and $667.7 million for the second quarter and first half of 1999, respectively, were $32.1 million and $88.3 million higher than the year-earlier comparable periods. The 13.3% and 15.2% increases in selling, marketing and administrative expenses for the quarter and year-to-date periods, respectively, was principally driven by the inclusion of President expenses. The balance of the increase in selling, marketing and administrative expenses was mainly due to higher volume coupled with increased marketing expenses associated with our continuing efforts to build brand equity. Advertising and consumer promotion spending was $23.0 million and $56.6 million for the twelve and twenty-eight weeks ended July 17, 1999, compared to $21.7 million and $51.7 million for the twelve and twenty-eight weeks ended July 18, 1998. Selling, marketing and administrative expenses, before including the impact of President, as a percentage of net sales, declined 2.7 and 5.0 percentage points for the second quarter and first half, respectively.

    OTHER

    Other expense for the twelve and twenty-eight weeks ended July 17, 1999, was $8.4 million and $14.8 million, respectively, compared to $1.9 million and $4.7 million for the twelve and twenty-eight weeks ended July 18, 1998. For both the second quarter and year-to-date periods, the increase was principally due to incremental amortization expense resulting from over $400 million of intangible assets added from the President acquisition. Additionally, $2.3 million of the increase related to the various fees and costs associated with the selling of accounts receivable under the Receivables Purchase Agreement ("Agreement"). All transactions occurring under this Agreement are treated as a sale of accounts receivable and not as a debt instrument.

    RESTRUCTURING AND IMPAIRMENT CHARGE

    As part of the continuing process of integrating President into our operations, on May 14, 1999, Keebler announced the decision to close its manufacturing facility in Sayreville, New Jersey due to the excess capacity within the Company's 18-plant manufacturing network. As a result, a $69.2 million pre-tax restructuring and impairment charge was recorded in the second quarter of 1999. The charge includes $23.1 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million relates to non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville, equipment at other locations and a reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. in June 1996.

    INTEREST EXPENSE

    Net interest expense for the second quarter and year-to-date period ended July 17, 1999, of $8.1 million and $21.4 million was $3.4 million and $9.3 million higher than the second quarter and year-to-date period ended July 18, 1998, respectively. The increase in interest expense for both the quarter and first half of the year was primarily due to additional interest expense associated with the incremental debt incurred in the second half of 1998 in order to finance the acquisition of President. Outstanding debt at July 17, 1999, was $213.6 million above the level outstanding at July 18, 1998. Despite higher interest expense incurred during 1999, the current financing agreements contain lower interest rates resulting in an improvement in the weighted average interest rate of nearly a full percentage point compared to the prior year.

    INCOME TAXES

    Income tax (benefit) expense for the twelve and twenty-eight weeks ended July 17, 1999, decreased by $21.2 million and $6.8 million, respectively, compared to the same periods a year ago. The reduction in income tax expense was due principally to a $24.2 million tax benefit arising from the $69.2 million restructuring and impairment charge taken during the second quarter for the closure of the Sayreville, New Jersey manufacturing facility. Also contributing to the reduction in income tax expense was the adjustment of the anticipated effective income tax rate for 1999 to 42.5% from 43%. The reduction in the annual effective tax rate occurred in anticipation of implementing a change in the tax basis of the assets and liabilities that resulted from the Keebler acquisition. This change in tax basis subsequently results in the elimination of certain intangible amortization. Keebler had provided income taxes at an effective tax rate of 42% for the twelve and twenty-eight weeks ended July 18, 1998. The inclusion of additional non-deductible goodwill resulting from the acquisition of President was the primary reason for the higher rate over 1998. The effective tax rate remains above the federal statutory rate due to non-deductible expenses, primarily the amortization of intangibles, resulting from the Sunshine and President acquisitions.

    NET (LOSS) INCOME

    The twelve weeks ended July 17, 1999, resulted in a net loss of $21.4 million with the decrease from the prior year second quarter directly attributable to the $69.2 million restructuring and impairment charge for the closure of the Sayreville, New Jersey manufacturing facility. Year-to-date net income of $11.3 million was $22.2 million lower than the comparable period of the prior year with the decline also attributable to the restructuring and impairment charge recorded in the second quarter. Mitigating the effects of this charge was the inclusion of President results and integration synergies in 1999, and revenue gains combined with cost savings achieved from the Keebler core business.

LIQUIDITY AND CAPITAL RESOURCES

    For the first half of 1999, cash provided from operating activities was $108.7 million. Year-to-date net earnings of $11.3 million and a reduced investment in inventories of $21.7 million were partially responsible for the positive cash flow. The lower inventory levels were due principally to the depletion of the Girl Scout finished goods inventory that existed at year- end in anticipation of the annual Girl Scout cookie sale that occurred during the first quarter of the year. In addition, the restructuring and impairment charge recorded in the second quarter of 1999 included $46.1 million relating to the non-cash write-down of impaired property, plant and equipment and intangible assets, while the remaining portion of the charge related to cash costs, the majority of which will be paid out in future periods. Partially offsetting these cash resources was an increased investment in trade accounts and notes receivable of $21.6 million.

    During the first twenty-eight weeks of 1999, cash used by investing activities of $47.4 million was primarily utilized to fund capital expenditures. The majority of the $49.8 million in capital spending in the first half of 1999 was used to automate, upgrade and enhance the existing manufacturing and distribution facilities and to relocate production from the recently closed Sayreville facility to other locations. Also, funds were spent on information technology to transition the President facilities onto the Keebler SAP R/3 information system and to ensure Y2K compliance. Proceeds received from asset disposals of $2.4 million partially offset capital expenditures, with the sale of the Atlanta manufacturing facility accounting for $1.2 million of the proceeds.

    Financing activities used $62.6 million of cash in the first twenty-eight weeks of 1999 principally to make various long-term debt payments to paydown the Revolving facility, extinguish the Bridge facility and make regularly scheduled principal payments. Additionally, $16.6 million was spent to repurchase common stock into treasury. Net cash proceeds of $106.0 million received from the sale of accounts receivable under the Receivables Purchase Agreement entered into in the first quarter of 1999, which allows funds to be borrowed at a lower cost to the Company, partially offset the uses of cash. An additional $2.4 million of cash was generated from employee stock options exercised during the first half of 1999.

    As of July 17, 1999, cash and cash equivalents were $22.2 million, long-term debt outstanding was $462.8 million and current maturities were $37.3 million. Available borrowings under Keebler's Revolving facility were $350.0 million, of which $25.0 million was outstanding at July 17, 1999. Keebler has met all financial covenants contained in the financing agreements. Available cash, as well as existing credit facilities, are expected to be sufficient to meet normal operating requirements for the foreseeable future.

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

    We utilize software and related technologies that will be affected by the date change in the year 2000. We have completed a comprehensive review of our computer systems and non-information technology systems to identify potential Y2K issues. Since we have implemented the SAP R/3 Enterprise Wide Information Systems ("SAP") and Manugistics software, both of which were developed/purchased as Y2K compliant, we do not anticipate that the impact of Y2K issues on our business will be material. In order to assess our Y2K readiness, Keebler conducted a complete simulation of the SAP production environment during the second quarter of 1999 which incorporated the December 29, 1999 through January 4, 2000 and February 28, 2000 through March 2, 2000 timeframes. The overall success of the full production simulation is further indication that the risk factors for potential issues in the year 2000 are minimal for the SAP environment. Additionally, secondary information systems, which are not material to our ability to forecast, manufacture or deliver product, have been reviewed and Y2K issues identified. We are currently in the process of correcting or upgrading these systems. We intend to be Y2K compliant on all critical systems before the end of the third quarter of 1999.

    We have undertaken efforts to verify that all of our material vendors and suppliers will be Y2K compliant. Specifically, we sent a comprehensive questionnaire to all of our significant suppliers and vendors regarding their Y2K compliance in an attempt to identify any problem areas with respect to these groups. Although the results of the questionnaire indicated that our material vendors and suppliers intend to be Y2K compliant before the end of 1999, they were not able to provide us any assurances. We are currently in the process of developing a contingency plan to address any potential Y2K failures caused by a third party. We expect the contingency plan to be finalized before the end of the third quarter of 1999. While we cannot assure that third parties will convert their systems in a timely manner and in a way compatible with our systems, we believe that our actions with third parties detailed above, along with the development of a contingency plan, will minimize these risks.

    We currently estimate that the incremental costs for becoming Y2K compliant are approximately $2.5 - $3.0 million, which will be funded by cash provided from operations and expensed as incurred. Spending of $2.3 million against this estimate has occurred to date. This estimate is exclusive of Y2K issues regarding the President acquisition. We have completed a comprehensive review of President's computer systems and non-information technology systems to identify potential Y2K issues. Many of the Y2K risks at President will be mitigated through our implementation of the SAP R/3

Enterprise Wide Information Systems and Manugistics software at the
President facilities. We expect this implementation to also be completed before the end of the third quarter of 1999. We estimate additional costs of approximately $0.3 million will be necessary to correct or upgrade President's secondary information systems in order to make them Y2K compliant. All spending related to President is expected to occur by the end of the third quarter of 1999.

    Based on the progress we have made in addressing our Y2K issues and our compliance with Y2K issues on our primary business systems, we do not foresee significant risks associated with our Y2K compliance at this time. However, we are in the process of developing a comprehensive contingency plan to address potential critical Y2K issues. Our proposal will include plans for such issues as utility outages, equipment failures, facility checks on January 1, 2000 and review of adequate stock levels. We are also identifying activities that may be completed in advance of January 1, 2000. We expect this contingency plan to be completed by the end of the third quarter of 1999.

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

    Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our current debt structure consists of both fixed and floating rate debt. Interest rate swap agreements are used to effectively manage changes in interest rates related to the majority of our borrowings with the objective of reducing overall interest costs. Sensitivity analysis was used to assess the impact that changes in market prices have on the fair value of interest rate swap agreements at year end. The fair value of the interest rate swap agreements at July 17, 1999, with a notional amount of $521.5 million, remains comparable to year end. Additionally, interest rates have not fluctuated materially from year end and therefore, the sensitivity analysis performed as of January 2, 1999 for interest rate swap agreements remains a valid estimate.

    We enter into commodity futures and options contracts to neutralize the impact of price increases on raw material purchases that are not likely to be recovered through higher prices on our products. We also used sensitivity analysis to assess the potential impact on the fair value of commodity futures and options contracts. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $37.2 million at July 17, 1999 would be impacted by $3.2 million.


    ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) Keebler's Annual Meeting of Shareholders ("Meeting") was held on May 25, 1999.

       (c) Represented at the meeting, either in person or by proxy, were 81,447,213 voting shares that were voted as shown below:

               (i) To elect three directors to serve for three year terms expiring in the year 2002. All nominees are named below:

                    -      Sam K. Reed

                           Votes for Election                81,311,100
                           Votes Withheld                       136,113

                    -      Amos R. McMullian

                           Votes for Election                81,311,100
                           Votes Withheld                       136,113

                    -      Wayne H. Pace

                           Votes for Election                81,385,077
                           Votes Withheld                        62,136

               (ii) To ratify the Board of Directors' appointment of
                    PricewaterhouseCoopers LLP as independent public accountants for Keebler for 1999.

                           Votes For Proposal                81,430,307
                           Votes Against Proposal                 4,850
                           Votes Withheld                        12,056

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


                                       KEEBLER FOODS COMPANY
                                           (Registrant)

                          /s/ Sam K. Reed
                          ------------------------------------------------------
                          Sam K. Reed
                          President, Chief Executive Officer and Director

                          Date:  August 27, 1999


                          /s/ E. Nichol McCully
                          ------------------------------------------------------
                          E. Nichol McCully
                          Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                          Date:  August 27, 1999


                          /s/ James T. Spear
                          ------------------------------------------------------
                          James T. Spear
                          Vice President Finance and Corporate Controller (Principal Accounting Officer)

                          Date:  August 27, 1999