Form 10-Q
period 1999-10-09
KEEBLER FOODS CO
filed 1999-11-05
CIK 1018848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 9, 1999

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

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON OCTOBER 29, 1999: 83,674,117.

PART I:  FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS


                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                   OCTOBER 9,      January 2,
                                                                                      1999            1999
                                                                                 --------------  --------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                     $    20,280     $    23,515
     Trade accounts and notes receivable, net                                           51,318         141,077
     Inventories, net:
         Raw materials                                                                  31,722          31,722
         Package materials                                                              15,262          13,081
         Finished goods                                                                128,323         120,550
         Other                                                                           1,923           1,024
                                                                                 --------------  --------------
                                                                                       177,230         166,377

     Deferred income taxes                                                              57,779          57,713
     Other                                                                              34,463          26,636
                                                                                 --------------  --------------
         Total current assets                                                          341,070         415,318

PROPERTY, PLANT AND EQUIPMENT, NET                                                     541,609         564,524

GOODWILL, NET                                                                          376,249         391,449

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES, NET                                     220,767         226,084

PREPAID PENSION                                                                         34,471          38,205

ASSETS HELD FOR SALE                                                                     6,737           2,972

OTHER ASSETS                                                                            15,593          17,228
                                                                                 --------------  --------------

         Total assets                                                              $ 1,536,496     $ 1,655,780
                                                                                 ==============  ==============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 2

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   OCTOBER 9,      January 2,
                                                                                      1999            1999
                                                                                 --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                          $    37,352     $   112,730
     Trade accounts payable                                                            146,320         143,572
     Other liabilities and accruals                                                    257,263         232,087
     Income taxes payable                                                                6,128          10,779
     Plant and facility closing costs and severance                                     21,367          11,018
                                                                                 --------------  --------------
         Total current liabilities                                                     468,430         510,186

LONG-TERM DEBT                                                                         435,482         541,765

OTHER LIABILITIES:
     Deferred income taxes                                                             136,146         147,098
     Postretirement/postemployment obligations                                          63,565          63,754
     Plant and facility closing costs and severance                                     17,217          15,563
     Deferred compensation                                                              22,976          19,368
     Other                                                                              29,722          28,745
                                                                                 --------------  --------------
         Total other liabilities                                                       269,626         274,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock ($.01 par value; 100,000,000 shares authorized and
         none issued)                                                                        -               -
     Common stock ($.01 par value; 500,000,000 shares authorized and
         84,645,618 and 84,125,164 shares issued, respectively)                            846             841
     Additional paid-in capital                                                        181,106         169,532
     Retained earnings                                                                 211,036         167,608
     Treasury stock                                                                    (30,030)         (8,680)
                                                                                 --------------  --------------
         Total shareholders' equity                                                    362,958         329,301
                                                                                 --------------  --------------

         Total liabilities and shareholders' equity                                $ 1,536,496     $ 1,655,780
                                                                                 ==============  ==============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 3

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              TWELVE           Twelve            FORTY             Forty
                                                           WEEKS ENDED      Weeks Ended       WEEKS ENDED       Weeks Ended
                                                         OCTOBER 9, 1999  October 10, 1998  OCTOBER 9, 1999   October 10, 1998
                                                        ----------------  ----------------  ----------------  ----------------
NET SALES                                                   $   615,844       $   499,897       $ 2,055,724       $ 1,626,685

COSTS AND EXPENSES:
   Cost of sales                                                261,244           205,515           899,296           678,287
   Selling, marketing and administrative expenses               284,375           237,269           952,066           816,706
   Other                                                          7,265             2,315            22,025             7,038
   Restructuring and impairment charge                                -                 -            69,208                 -
                                                        ----------------  ----------------  ----------------  ----------------
INCOME FROM OPERATIONS                                           62,960            54,798           113,129           124,654

   Interest (income)                                               (249)           (1,637)           (1,190)           (3,043)
   Interest expense                                               7,346             6,493            29,687            20,048
                                                        ----------------  ----------------  ----------------  ----------------
INTEREST EXPENSE, NET                                             7,097             4,856            28,497            17,005
                                                        ----------------  ----------------  ----------------  ----------------

INCOME BEFORE INCOME TAX EXPENSE                                 55,863            49,942            84,632           107,649
   Income tax expense                                            23,742            20,976            41,204            45,212
                                                        ----------------  ----------------  ----------------  ----------------

INCOME BEFORE EXTRAORDINARY ITEM                                 32,121            28,966            43,428            62,437

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of tax                   -             1,706                 -             1,706
                                                        ----------------  ----------------  ----------------  ----------------

NET INCOME                                                  $    32,121       $    27,260       $    43,428       $    60,731
                                                        ================  ================  ================  ================

BASIC NET INCOME PER SHARE:
   Income before extraordinary item                         $      0.38       $      0.35       $      0.52       $      0.75
   Extraordinary item                                                 -              0.02                 -              0.02
                                                        ----------------  ----------------  ----------------  ----------------
   Net income                                               $      0.38       $      0.33       $      0.52       $      0.73
                                                        ================  ================  ================  ================
WEIGHTED AVERAGE SHARES OUTSTANDING                              83,708            83,761            83,785            83,088
                                                        ================  ================  ================  ================

DILUTED NET INCOME PER SHARE:
   Income before extraordinary item                         $      0.37       $      0.33       $      0.50       $      0.71
   Extraordinary item                                                 -              0.02                 -              0.02
                                                        ----------------  ----------------  ----------------  ----------------
   Net income                                               $      0.37       $      0.31       $      0.50       $      0.69
                                                        ================  ================  ================  ================
WEIGHTED AVERAGE SHARES OUTSTANDING                              87,423            87,597            87,741            87,352
                                                        ================  ================  ================  ================


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)

                                                                             FORTY             Forty
                                                                          WEEKS ENDED       Weeks Ended
                                                                        OCTOBER 9, 1999   October 10, 1998
                                                                        ----------------  ----------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
    Net income                                                               $   43,428        $   60,731
    Adjustments to reconcile net income to cash from
      operating activities:
        Depreciation and amortization                                            62,651            46,483
        Deferred income taxes                                                   (11,018)            1,057
        Loss on early extinguishment of debt, net of tax                              -             1,706
        Loss on sale of property, plant and equipment                               249               337
        Income tax benefit related to stock options exercised                     8,838                 -
        Restructuring and impairment charge                                      46,071                 -
        Other                                                                         -             1,053
    Changes in assets and liabilities:
        Trade accounts and notes receivable, net                                (35,241)          (34,522)
        Inventories, net                                                        (10,853)           (5,334)
        Income taxes payable                                                     (4,651)            7,597
        Other current assets                                                     (7,827)           (5,833)
        Trade accounts payable and other current liabilities                     27,016            37,894
        Plant and facility closing costs and severance                           11,554            (5,334)
    Other, net                                                                    7,622              (635)
                                                                        ----------------  ----------------
           Cash provided from operating activities                              137,839           105,200

CASH FLOWS USED BY INVESTING ACTIVITIES
    Capital expenditures                                                        (68,637)          (35,990)
    Proceeds from property disposals                                              2,833               744
    Purchase of President International, Inc., net of cash acquired                   -          (444,818)
                                                                        ----------------  ----------------
           Cash used by investing activities                                    (65,804)         (480,064)

CASH FLOWS (USED BY) PROVIDED FROM FINANCING ACTIVITIES
    Purchase of treasury stock                                                  (21,350)           (5,718)
    Exercise of options and warrant                                               2,741            20,353
    Proceeds from receivables securitization                                    125,000                 -
    Deferred debt issue costs                                                         -            (1,837)
    Long-term debt borrowings                                                         -           425,000
    Long-term debt repayments                                                  (103,861)         (157,465)
    Revolving facility, net                                                     (77,800)           85,000
                                                                        ----------------  ----------------
           Cash (used by) provided from financing activities                    (75,270)          365,333
                                                                        ----------------  ----------------
           Decrease in cash and cash equivalents                                 (3,235)           (9,531)
           Cash and cash equivalents at beginning of period                      23,515            27,188
                                                                        ----------------  ----------------
           Cash and cash equivalents at end of period                        $   20,280        $   17,657
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


3.       RECEIVABLES SECURITIZATION

On January 29, 1999, Keebler entered into a Receivables Purchase Agreement ("Agreement") to replace $75.0 million of debt held under a Bridge facility allowing funds to be borrowed at a lower cost to the Company. The accounting for this Agreement is governed by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the guidelines of SFAS No. 125, a special-purpose entity was created, Keebler Funding Corporation, as a subsidiary of Keebler Foods Company. All transactions under this Agreement occur through Keebler Funding Corporation and are treated as a sale of accounts receivable and not as a debt instrument. At October 9, 1999, a net $125.0 million of accounts receivable have been sold at fair value, which is the maximum amount currently available under the Agreement.

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)


4.       PLANT AND FACILITY CLOSING COSTS AND SEVERANCE

The following table sets forth the activity in Keebler's plant and facility closing costs and severance liabilities exclusive of the liabilities resulting from the restructuring and impairment charge recorded in the second quarter of 1999:

                                                   BALANCE AT                                BALANCE AT
                                                   JANUARY 2,                                OCTOBER 9,
                                                      1999        PROVISION     SPENDING        1999
                                                  ------------  ------------  ------------  ------------
        KEEBLER COMPANY
           Severance                                $      49     $      25     $     (50)    $      24
           Facility Closure                            11,484           751        (2,015)       10,220
           Other                                           24             -           (14)           10
                                                  ------------  ------------  ------------  ------------
               Subtotal                                11,557           776        (2,079)       10,254
                                                  ------------  ------------  ------------  ------------

        SUNSHINE BISCUITS, INC.
           Severance                                $      86     $       -     $     (17)    $      69
           Facility Closure                             2,227             -          (204)        2,023
           Other                                            -             -             -             -
                                                  ------------  ------------  ------------  ------------
               Subtotal                                 2,313             -          (221)        2,092
                                                  ------------  ------------  ------------  ------------

        PRESIDENT INTERNATIONAL, INC.
           Severance                                $   6,594     $       -     $    (555)    $   6,039
           Facility Closure                             5,670             -           (46)        5,624
           Other                                          447             -          (101)          346
                                                  ------------  ------------  ------------  ------------
               Subtotal                                12,711             -          (702)       12,009
                                                  ------------  ------------  ------------  ------------
                 TOTAL                              $  26,581     $     776     $  (3,002)    $  24,355
                                                  ============  ============  ============  ============

During the forty weeks ended October 9, 1999, Keebler expensed an additional $0.8 million principally for costs related to the closure of distribution facilities not included in the original plan adopted by management for the acquisition of Keebler Company. Remaining costs primarily relate to noncancelable lease obligations that are anticipated to extend beyond 1999, to be paid out over the next seven years concluding in 2006.


5.       RESTRUCTURING AND IMPAIRMENT CHARGE

As part of the continuing process of integrating the business of President International, Inc. into our operations, on May 14, 1999, Keebler announced the decision to close its manufacturing facility in Sayreville, New Jersey due to excess capacity within the Company's 18-plant manufacturing network. As a result, a pre-tax restructuring and impairment charge to operating income of $69.2 million was recorded in the second quarter ending July 17, 1999. The restructuring and impairment charge included $23.1 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million was non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. in June 1996. Of the total $69.2 million charge, approximately $68.6 million was recorded as plant and facility closing costs and severance, with the remaining $0.6 million recorded as other liabilities and accruals. Approximately 650 total employees will be terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees are represented by unions. At October 9, 1999, approximately 590 employees under union contract and approximately 40 employees not under union contract have been terminated.

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)


5.       RESTRUCTURING AND IMPAIRMENT CHARGE (CONTINUED)

The following table sets forth the activity related to the liabilities accrued in conjunction with the restructuring and impairment charge:

                                                   BALANCE AT                                BALANCE AT
                                                   JANUARY 2,                                OCTOBER 9,
                                                      1999       PROVISION      SPENDING        1999
                                                  ------------  ------------  ------------  ------------


           Severance                                $       -     $  15,564     $  (8,666)    $   6,898
           Facility Closure                                 -         4,570             -         4,570
           Fixed Asset Impairment                           -        37,824       (37,824)            -
           Goodwill Impairment                              -         7,600        (7,600)            -
           Other                                            -         3,650          (555)        3,095
                                                  ------------  ------------  ------------  ------------
               TOTAL                                $       -     $  69,208     $ (54,645)    $  14,563
                                                  ============  ============  ============  ============


Substantially all of the remaining severance liability is expected to be spent prior to the end of 1999, as now nearly all employees have been terminated. Production at the Sayreville, New Jersey manufacturing facility ceased on September 3, 1999, and as such, spending for exit costs associated with the closure of the facility will commence in the fourth quarter of 1999. Spending for exit costs related to the facility closure is expected to continue for thirty-six months or until the facility is disposed of, whichever occurs earlier. The majority of the remaining reserves existing at October 9, 1999, are cash costs.


6.       SEGMENT INFORMATION

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

There are no intersegment transactions that result in revenue or profit (loss). Asset information by reportable segment is not presented, as Keebler does not report or generate such information internally. However, depreciation expense included in the determination of a segment's profit contribution has been presented. The depreciation expense for each reportable segment reflects the amount absorbed in the standard cost of products sold, as well as the depreciation that relates to assets used entirely by the respective segment. The following table presents certain information included in the profit contribution of each segment for the twelve weeks ended October 9, 1999 and October 10, 1998 and the forty weeks ended October 9, 1999 and October 10, 1998.

                             KEEBLER FOODS COMPANY

                                   (UNAUDITED)


6.       SEGMENT INFORMATION (CONTINUED)

                                                      Branded            Specialty
                                                      Segment             Segment            Other (a)            Total
                                                  ---------------    ----------------    ----------------    ---------------
                                                                               (IN THOUSANDS)

TWELVE WEEKS ENDED OCTOBER 9, 1999:
NET SALES TO EXTERNAL CUSTOMERS.............         $   500,764         $   115,080         $         -        $   615,844
DEPRECIATION EXPENSE........................               5,718               1,613               7,673             15,004
PROFIT CONTRIBUTION.........................              80,785              20,336                   -            101,121


TWELVE WEEKS ENDED OCTOBER 10, 1998:
Net sales to external customers.............         $   398,587         $   101,310         $         -        $   499,897
Depreciation expense........................               5,304               1,680               6,325             13,309
Profit contribution.........................              66,469              21,318                   -             87,787

FORTY WEEKS ENDED OCTOBER 9, 1999:
NET SALES TO EXTERNAL CUSTOMERS.............         $ 1,607,432         $   448,292         $         -        $ 2,055,724
DEPRECIATION EXPENSE........................              17,056               5,023              25,510             47,589
PROFIT CONTRIBUTION.........................             237,993              93,060                   -            331,053


FORTY WEEKS ENDED OCTOBER 10, 1998:
Net sales to external customers.............         $ 1,320,223         $   306,462         $         -        $ 1,626,685
Depreciation expense........................              18,048               4,814              18,273             41,135
Profit contribution.........................             188,306              65,417                   -            253,723


(a) Represents expenses incurred by the functional support departments that are not allocated to the reportable segments.

The net sales to external customers from the reportable segments equal the consolidated net sales of Keebler. A reconciliation of segment profit contribution to total consolidated income from continuing operations before income tax expense for the twelve weeks ended October 9, 1999 and October 10, 1998 and the forty weeks ended October 9, 1999 and October 10, 1998 is as follows:


                                                          Twelve Weeks Ended                Forty Weeks Ended
                                                    ------------------------------   ------------------------------
                                                       OCTOBER 9,    October 10,       OCTOBER 9,    October 10,
                                                         1999           1999              1999           1999
                                                    --------------  --------------   --------------  --------------
                                                                            (IN THOUSANDS)
INCOME BEFORE INCOME TAX EXPENSE:
Reportable segment's profit contribution....            $ 101,121       $  87,787       $  331,053      $  253,723
Unallocated functional support costs (b)....               38,161          32,989          148,716         129,069
Restructuring and impairment charge.........                    -               -           69,208               -
Interest expense, net.......................                7,097           4,856           28,497          17,005
                                                    --------------  --------------   --------------  --------------
  Income before Income Tax Expense..........            $  55,863       $  49,942       $   84,632      $  107,649
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

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    MATTERS AFFECTING COMPARABILITY

    The following discussion of the financial condition and results of operations for the twelve and forty weeks ended October 9, 1999 and October 10, 1998 should be read in conjunction with Keebler's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1999.

RESULTS OF OPERATIONS

    Results of operations expressed as a percentage of net sales for the twelve and forty weeks ended October 9, 1999 and October 10, 1998 are set forth below:

                                                             Twelve Weeks Ended          Forty Weeks Ended
                                                        ---------------------------- ---------------------------
                                                          October 9,    October 10,   October 9,    October 10,
                                                             1999          1998          1999          1998
                                                        -------------- ------------- ------------- -------------
 NET SALES...........................................         100.0%        100.0%        100.0%        100.0%
 Cost of sales.......................................          42.4          41.1          43.7          41.7
 Selling, marketing and administrative expenses......          46.2          47.4          46.3          50.2
 Restructuring and impairment charge.................             -             -           3.4             -
 INCOME FROM OPERATIONS..............................          10.2          11.0           5.5           7.7
 Interest Expense, net...............................           1.1           1.0           1.4           1.1
 INCOME BEFORE EXTRAORDINARY ITEM....................           5.2           5.8           2.1           3.8
 EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of tax..             -           0.3             -           0.1
 NET INCOME..........................................           5.2%          5.5%          2.1%          3.7%

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

                                           Twelve Weeks Ended                         Forty Weeks Ended
                             ------------------------------------------- -------------------------------------------
                                October 9, 1999       October 10, 1998     October 9, 1999       October 10, 1998
                             --------------------- --------------------- --------------------- ---------------------
                                  $          %          $          %          $          %          $          %
                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                  ($ IN MILLIONS)

 NET SALES..................   $ 500.7               $ 398.6              $1,607.4              $1,320.2

 PROFIT CONTRIBUTION........   $  80.8      16.1%    $  66.5      16.7%   $  238.0      14.8%   $  188.3     14.3%

    Net sales in the Branded segment for the third quarter grew 25.6% over the year-earlier quarter to $500.7 million and year-to-date net revenues of $1,607.4 million exceeded the comparable period of 1998 by $287.2 million. The acquisition of President International Inc., ("President") accounted for $65.9 million and $219.4 million of the total increase in revenues for the twelve and forty weeks ended October 9, 1999, respectively. The traditional core Keebler business, which excludes sales attributed to the President acquisition, generated growth of 9.1% in the third quarter and 5.1% for the first three quarters of the year compared to the same timeframe of a year ago. Third quarter and year-to-date revenues continued to be driven by sales of new products, expansion of the CHEEZ-IT brand and incremental growth from achieving national distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies. New product introductions in the third quarter included CHEEZ-IT CHIP-ITS, KEEBLER RAINBOW WAFERS, KEEBLER SNAX STIX and KEEBLER WALNUT CHIPS DELUXE cookies. Growth from core CHEEZ-IT product lines was also realized, primarily through a variety of different package sizes. Year-to-date revenues benefited from new products introduced in the quarter, as well as from those introduced earlier in the year such as KEEBLER PEANUT BUTTER FUDGE STICKS, KEEBLER DOUBLE FUDGE AND CARAMEL cookies, KEEBLER EL FUDGE with peanut butter cream cookies, HOMESTYLE SOFT BATCH cookies, KEEBLER WHEAT & CHEDDAR sandwich crackers and CHEEZ-IT Snack Mix. New single serve products, both in new products and CHEEZ-IT brands, also spurred volume growth. Net sales in the Branded segment for the current twelve and forty weeks ended October 9, 1999, also benefited from price increases taken earlier in the year. Revenue growth for both the current quarter and year-to-date periods was limited by the continuing effects of product culls related to the fourth quarter 1998 repositioning of the former, lower margin Sunshine cookies, while converting the remaining Sunshine cookie products to the KEEBLER brand. Growth in the retail business outside of supermarkets, including at mass merchandisers and in the convenience channels, added to the improvements over the prior year.

    For the twelve and forty weeks ended October 9, 1999, profit contribution in the Branded segment was $80.8 million, or 16.1% of net sales, and $238.0 million, or 14.8% of net sales, respectively. The increase in profit contribution for both the third quarter and year-to-date was attributed to a higher gross margin achieved on both KEEBLER and CHEEZ-IT core products and incremental President's sales volume, combined with improved productivity at our bakeries. For the quarter, the profit contribution margin declined 0.6 percentage points from the year-earlier quarter due principally to the inclusion of President products and an increased marketing investment behind new product introductions. For the forty weeks ended October 9, 1999, the profit contribution margin increased by 0.5 percentage points, as a percent of net sales, as the benefit of improved gross margins on KEEBLER and CHEEZ-IT brands and productivity gains more than offset the impact of making lower margin President products. Lower selling and distribution expenses have been realized for the year from both improvements in Keebler's core distribution system and lower President operating costs.

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

                                           Twelve Weeks Ended                         Forty Weeks Ended
                             ------------------------------------------- -------------------------------------------
                                October 9, 1999       October 10, 1998     October 9, 1999       October 10, 1998
                             --------------------- --------------------- --------------------- ---------------------
                                  $          %          $          %          $          %          $          %
                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                  ($ IN MILLIONS)

 NET SALES..................   $ 115.1               $ 101.3               $ 448.3               $ 306.5

 PROFIT CONTRIBUTION........   $  20.3      17.7%    $  21.3      21.0%    $  93.1      20.8%    $  65.4      21.3%

    For the twelve and forty weeks ended October 9, 1999, net sales in the Specialty segment of $115.1 million and $448.3 million exceeded the 1998 quarter and year-to-date periods by $13.8 million and $141.8 million, respectively. The net sales growth represented a 13.6% improvement in the third quarter and a 46.3% increase for the year-to-date period. The inclusion of President contributed an incremental $11.5 million and $131.3 million in sales for the twelve and forty weeks ended October 9, 1999. In the core Specialty business, which excludes sales attributed to the President acquisition, higher revenues generated from volume increases of custom-baked products for other marketers of branded food products continued as the driver of the growth resulting in a 2.5% increase in the third quarter and a 13.2% increase on a year-to-date basis.

Additionally, new retail products introduced, including a less expensive specialty cracker, generated volume gains. Through the first three quarters, sales in the foodservice market decreased principally due to both a shift in sales mix to lower value products and volume declines.

    The Specialty segment's profit contribution was $20.3 million, or 17.7% as a percentage of net sales, for the quarter ended October 9, 1999. Excluding the effects of President, the profit contribution margin declined $1.7 million quarter-on-quarter due principally to a mix slanted towards lower profit margin items in the foodservice market. The remaining businesses in the Specialty segment realized slight increases in profit contribution over the prior quarter. For the forty weeks ended October 9, 1999, profit contribution was $93.1 million or 20.8%, as a percent of net sales. A shift in the sales mix to more custom products, which carry a higher cost of goods sold, together with the same factors driving the unfavorable quarterly variance were the primary reasons for the decline in profit contribution margin for the year-to-date period. Savings realized through cost reduction programs served to partially offset the effects of the sales mix changes.

    COST OF SALES

    For the twelve weeks ended October 9, 1999, cost of sales was $261.2 million, or 42.4% of net sales, compared to $205.5 million, or 41.1% of net sales, in the same quarter of a year ago. Year-to-date cost of sales for the forty weeks ended October 9, 1999, was $899.3 million, or 43.7% of net sales, versus $678.3 million, or 41.7% of net sales, for the year-earlier period. The current quarter and year-to-date increases in cost of sales, both in dollar spending and as a percentage of net sales, were principally caused by the inclusion of President. Cost of sales, as a percentage of net sales, was 39.5% and 40.6% for the twelve and forty weeks ended October 9, 1999, respectively, after removing the impact of selling President products. Cost of sales in both the third quarter and year-to-date periods benefited from savings generated from initiatives directed at improving productivity and efficiency at our manufacturing facilities and other cost reduction programs. Lower raw and packaging material costs continued to benefit the quarter, as has been realized for substantially the entire forty week period ended October 9, 1999. These benefits were partially offset by a shift in the sales mix to products with higher production costs in the Branded segment for the quarter and in both the Branded and Specialty segments on a year-to-date basis.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    Selling, marketing and administrative expenses for the third quarter and year-to-date periods ended October 9, 1999, were $284.4 million and $952.1 million, respectively. These expenses increased 19.9% and 16.6% over the comparable periods of a year ago. In addition to the inclusion of expenses contributed by President, the higher selling, marketing and administrative spending was caused by increased Keebler core volume, as well as by increased compensation costs. On-going efforts to build brand equity, promote new products and to support the achievement towards national distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies, also contributed to increased marketing expense for both the twelve and forty weeks ended October 9, 1999. Advertising and consumer promotion spending for the year-to-date period ended October 9, 1999, was $76.5 million compared to $71.6 million for the year-earlier period. Selling, marketing and administrative spending for the forty weeks ended October 9, 1999, increased principally due to the same factors driving the quarterly variance. After removing the impact of President, selling, marketing and administrative expenses, as a percentage of net sales, finished 0.6 percentage points higher in the quarter, but 0.1 percentage point lower on a year-to-date basis.

    OTHER

    For the twelve and forty weeks ended October 9, 1999, other expense of $7.3 million and $22.0 million, respectively, finished $5.0 million and $15.0 million above the comparable periods of a year ago. Incremental amortization expense resulting from the addition of over $400 million in intangible assets from the President acquisition was the principal driver of the increase in both the quarter and year-to-date periods. Additionally, various fees and costs associated with the selling of accounts receivable under the Receivables Purchase Agreement ("Agreement") contributed $1.5 million and $3.8 million of the higher current quarter and year-to-date spending, respectively. All transactions occurring under this Agreement are treated as a sale of accounts receivable and not as a debt instrument.

    RESTRUCTURING AND IMPAIRMENT CHARGE

    As part of the continuing process of integrating the business of President International, Inc. into our operations, on May 14, 1999, Keebler announced the decision to close its manufacturing facility in Sayreville, New Jersey due to excess capacity within the Company's 18-plant manufacturing network. As a result, a pre-tax restructuring and impairment charge to operating income of $69.2 million was recorded in the second quarter ending July 17, 1999. The restructuring and impairment charge included $23.1 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million was non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. in June 1996. Of the total $69.2 million charge, approximately $68.6 million was recorded as plant and facility closing costs and severance, with the remaining $0.6 million recorded as other liabilities and accruals. Approximately 650 total employees will be terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees are represented by unions. At October 9, 1999, approximately 590 employees under union contract and approximately 40 employees not under union contract have been terminated. Year-to-date spending against cash costs as of October 9, 1999 was $9.2 million of which $8.7 million related to severance costs. Substantially all exit activities, except for costs related to the facility closure, are expected to be completed prior to the end of 1999. The manufacturing facility was completely shut down on September 3, 1999, at which time building maintenance/renovation began, as well as preparations to sell the facility. The amount of suspended depreciation and amortization that would have been recognized for the twelve and forty weeks ended October 9, 1999, if prior period impairments had not been recognized is approximately $1.3 million and $2.1 million respectively.

    INTEREST EXPENSE

    For the quarter ended October 9, 1999, net interest expense of $7.1 million was $2.2 million higher than the same twelve week period of a year ago. Year-to-date, net interest expense of $28.5 million was also greater than the previously reported amount for the respective timeframe of 1998, by $11.5 million. The increase in interest expense for both the twelve and forty weeks ended October 9, 1999, compared to the year-earlier periods, was directly related to the incremental debt incurred in order to finance the President acquisition, which occurred late in the third quarter of 1998. At October 9, 1999, a higher average outstanding debt balance on the Term facility compared to the prior year principally generated the additional interest expense. In addition, changes in overall interest rates have resulted in lower swap income than was realized in the prior year. In spite of higher interest expense incurred during 1999, the current financing agreements contain lower interest rates resulting in an improved weighted average interest rate as compared to a year ago.

    INCOME TAXES

    Income tax expense for the twelve weeks ended October 9, 1999, of $23.7 million increased by $2.8 million as compared to the same period of a year ago. The increase in income tax expense was principally due to an 11.9% increase in the taxable income, coupled with a higher effective tax rate of 42.5% compared to 42% for the third quarter of 1998. For the forty weeks ended October 9, 1999, income tax expense was $4.0 million less than the comparable period ended October 10, 1998 of $45.2 million. The decrease in the income tax expense for the year-to-date period can be primarily associated with the $24.2 million tax benefit arising from the $69.2 million restructuring and impairment charge taken during the second quarter for the closure of the Sayreville, New Jersey manufacturing facility, which was partially offset by an increase in taxable income. Keebler had provided income taxes at an effective tax rate of 42% for the twelve and forty weeks ended October 10, 1998. The annual effective tax rate for 1998 was increased to 43% at year end due to the inclusion of additional non-deductible goodwill resulting from the acquisition of President. The effective tax rate remains above the federal statutory rate due to non-deductible expenses, primarily the amortization of intangibles, resulting from the Sunshine and President acquisitions.

    During 1999, the annual effective tax rate was reduced to 42.5% from 43%. The reduction in the annual effective tax rate occurred in anticipation of implementing a change in the tax basis of the assets and liabilities that resulted from the Keebler acquisition. This change in tax basis subsequently results in the elimination of certain intangible amortization.

    EXTRAORDINARY ITEM NET OF INCOME TAXES

    In the third quarter of 1998, Keebler recorded an extraordinary charge for the write-off of unamortized bank fees associated with the early extinguishment of debt. The debt extinguishment was for the previously held Term Note A and was done in conjunction with the debt financing related to the President acquisition. The after-tax extraordinary charge recorded during the twelve weeks ended October 10, 1998, was $1.7 million, with a related tax benefit of $1.1 million.

    NET INCOME

    For the twelve weeks ended October 9, 1999, net income of $32.1 million finished $4.9 million ahead of the same period of the prior year. The higher net income was principally generated through the revenue growth and cost savings described above, offset partially by increased interest expense. Year-to-date net income fell $17.3 million below a year ago to $43.4 million as a direct result of the $69.2 million pre-tax restructuring and impairment charge recorded in the second quarter of 1999. The same factors driving the favorable third quarter results partially offset the effects of the restructuring and impairment charge on a year-to-date basis.

LIQUIDITY AND CAPITAL RESOURCES

    For the forty weeks ended October 9, 1999, cash provided from operating activities totaled $137.8 million. Year-to-date net earnings of $43.4 million, together with an increase in trade accounts payable and other current liabilities, were the primary contributors to the favorable cash flow. Additionally, the restructuring and impairment charge recorded in the first half of 1999 included $46.1 million relating to the non-cash write-down of impaired property, plant and equipment and intangible assets, with the remaining portion of that charge relating to cash costs, a substantial portion of which will be paid out before the end of 1999. Spending on exit costs related to the closure of the Sayreville manufacturing facility is expected to continue for thirty-six months or until the facility is disposed of, whichever occurs earlier. Partly offsetting these positive cash resources was an increase in inventory levels in anticipation of the holiday season and the annual Girl Scout cookie sale, which occurs during the first quarter of the year, coupled with a higher investment in trade accounts receivable.

    Cash used by investing activities for the year totaled $65.8 million, with $68.6 million used to fund capital expenditures during the latter half of 1999. Capital spending was used to improve, expand, upgrade and automate the existing production and distribution facilities and to relocate the remaining production from the closed Sayreville facility to other Keebler locations. In addition, investments were made to fund the continued efforts to convert the President facilities onto the Keebler SAP R/3 information system. Asset disposals, including the sale of the Atlanta manufacturing facility, generated the majority of the $2.8 million proceeds.

    During the first forty weeks of 1999, financing activities used $75.3 million of cash principally to make long-term debt payments to payoff the Bridge facility, paydown the Revolving facility and make regularly scheduled principal payments. In addition to the debt repayments of $181.7 million, $21.4 million was utilized to purchase treasury stock, which fulfilled the previously authorized $30.0 million Keebler common stock repurchase program. Partly offsetting these uses of cash was $125.0 million in proceeds received from the sale of accounts receivable under the Receivables Purchase Agreement entered into during the first quarter of 1999, which allows funds to be borrowed at a lower cost to the Company. An additional $2.7 million of cash resulted from the exercise of employee stock options during the year.

    As of October 9, 1999, cash and cash equivalents were $20.3 million and total debt outstanding was $472.8 million, of which current maturities were $37.4 million. Available borrowings under Keebler's Revolving facility were $350.0 million, of which $7.2 million was outstanding at October 9, 1999. All financial covenants contained in the financing agreements have been met by Keebler. Available cash, as well as existing credit facilities, are expected to be sufficient to meet normal operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." Citing concerns about companies' ability to both modify their information systems for year 2000 readiness and become educated with the new derivatives and hedging standard, the FASB has delayed the effective date on SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000.

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

    We utilize software and related technologies that will be affected by the date change in the year 2000. We have completed a comprehensive review of our computer systems and non-information technology systems to identify potential Y2K issues. Since we have implemented the SAP R/3 Enterprise Wide Information Systems ("SAP") and Manugistics software, both of which were developed/purchased as Y2K compliant, we do not anticipate that the impact of Y2K issues on our business will be material. In order to assess our Y2K readiness, Keebler conducted a complete simulation of the SAP production environment during the second quarter of 1999 which incorporated the December 29, 1999 through January 4, 2000 and February 28, 2000 through March 2, 2000 timeframes. The overall success of the full production simulation is further indication that the risk factors for potential issues in the year 2000 are minimal for the SAP environment. Additionally, secondary information systems, which are not material to our ability to forecast, manufacture or deliver product, have been reviewed and Y2K issues identified. We are currently in the process of correcting or upgrading these systems which we expect we will complete before the end of 1999. Our plan to test all business critical systems before the end of the third quarter of 1999 has been completed. This testing did not indicate any Y2K issues.

    We have undertaken efforts to verify that all of our material vendors and suppliers will be Y2K compliant. Specifically, we sent a comprehensive questionnaire to our significant suppliers and vendors regarding their Y2K compliance in an attempt to identify any problem areas with respect to these groups. Although the results of the questionnaire indicated that our material vendors and suppliers intend to be Y2K compliant before the end of 1999, they were not able to provide us any assurances. We have developed a contingency plan to address potential Y2K failures caused by a third party. While we cannot assure that third parties will convert their systems in a timely manner and in a way compatible with our systems, we believe that our actions with third parties detailed above, along with the development of a contingency plan, will minimize these risks.

    We currently estimate that the incremental costs for becoming Y2K compliant are approximately $3.0 million, which will be funded by cash provided from operations and expensed as incurred. Spending of $2.6 million against this estimate has occurred to date. This estimate is exclusive of Y2K issues regarding the President acquisition. We have completed a comprehensive review of President's computer systems and non-information technology systems to identify potential Y2K issues. Many of the Y2K risks at President have been mitigated through our implementation of the SAP and Manugistics software at the President facilities throughout 1999, concluding during the third quarter. We estimate additional costs of approximately $0.3 million will be necessary to correct or upgrade President's secondary information systems in order to make them Y2K compliant. We are currently in the final testing phase of these secondary systems. All testing and spending related to President is expected to be completed in November of 1999.

    Based on the progress we have made in addressing our Y2K issues and our compliance with Y2K issues on our primary business systems, we do not foresee significant risks associated with our Y2K compliance at this time. However, we have developed a comprehensive contingency plan to address potential critical Y2K issues. Our plan includes performing a complete backup of all of our computer systems (i.e. operational, financial and human resources) on December 31, 1999. In addition, facility checks will be performed at each of our corporate, manufacturing, distribution and shipping locations on January 1, 2000 to determine if utilities and equipment are functioning properly. In the event of a power failure at a specific location or order entry difficulties with our hand-held personal computers, manual sales orders will be completed and sent to another Keebler facility for processing into SAP. We have also identified a sister location for each of our facilities which will allow us to shift production and/or distribution capabilities in the event of failures at specific sites. In addition, since Keebler does not rely on any one supplier, second source suppliers and vendors are in place in the event that a supplier is unable to meet our material requirements. Finally, we have established a plan with our third-party payroll processing company for payroll processing in the event that we are completely unable to perform the processing internally.

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

FORWARD-LOOKING STATEMENTS

    Certain statements incorporated by reference or made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about:

    o  the competitiveness of the cookie and cracker industry;
    o  the future availability and prices of raw and packaging materials;
    o  potential regulatory obligations;
    o  our strategies;
    o  other statements that are not historical facts and
    o  Year 2000 Issues

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

    Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our current debt structure consists of both fixed and floating rate debt. Interest rate swap agreements are used to effectively manage changes in interest rates related to the majority of our borrowings with the objective of reducing overall interest costs. Sensitivity analysis was used to assess the impact that changes in market prices have on the fair value of interest rate swap agreements at year end. The fair value of the interest rate swap agreements at October 9, 1999, with a notional amount of $509.8 million, remains comparable to year end. Additionally, interest rates have not fluctuated materially from year end and therefore, the sensitivity analysis performed as of January 2, 1999 for interest rate swap agreements remains a valid estimate.

    We enter into commodity futures and options contracts to neutralize the impact of price increases on raw material purchases that are not likely to be recovered through higher prices on our products. We also used sensitivity analysis to assess the potential impact on the fair value of commodity futures and options contracts. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $51.1 million at October 9, 1999 would be impacted by $4.8 million.


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

                         Date:  November 5, 1999



                         /s/ E. NICHOL MCCULLY
                         ------------------------------------------------------
                         E. Nichol McCully
                         Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                         Date:  November 5, 1999



                         /s/ JAMES T. SPEAR
                         ------------------------------------------------------
                         James T. Spear
                         Vice President Finance and Corporate Controller (Principal Accounting Officer)

                         Date:  November 5, 1999