Form 10-K
period 2000-01-01
KEEBLER FOODS CO
filed 2000-03-20
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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

    $124,400,000 OF ITS 10 3/4% SENIOR SUBORDINATED NOTES DUE 2006 WHICH ARE
      FULLY AND UNCONDITIONALLY GUARANTEED BY THE RESTRICTED SUBSIDIARIES

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

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 8, 2000, BASED UPON THE CLOSING PRICE OF THE COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE, WAS APPROXIMATELY $944,000,000.

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MARCH 8, 2000: 83,795,717.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PROXY STATEMENT TO BE FILED ON OR BEFORE APRIL 23, 2000 FOR THE ANNUAL
  MEETING TO BE HELD ON MAY 23, 2000..................................  PART III

                                FORM 10-K REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I:

Item 1.    Business.......................................................... 1

Item 2.    Properties........................................................ 6

Item 3.    Legal Proceedings................................................. 7

Item 4.    Submission of Matters to a Vote of Security Holders............... 7

PART II:

Item 5.    Market for the Registrant's Common Equity and Related Shareholder
              Matters........................................................ 8

Item 6.    Selected Financial Data........................................... 9

Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 10

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk........ 19

Item 8.    Financial Statements and Supplementary Data....................... 20

Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................... 20

PART III:

Item 10.   Directors and Executive Officers of the Registrant................ 20

Item 11.   Executive Compensation............................................ 20

Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 20

Item 13.   Certain Relationships and Related Transactions.................... 20

PART IV:

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 21

                                     PART I

ITEM 1.     BUSINESS

    Unless stated otherwise, market share data included in this Annual Report on Form 10-K are based on supermarket, mass merchandiser and drug store sales, measured in pounds sold, for the fifty-two week period ended January 2, 2000, as reported by Information Resources, Inc. ("IRI"). Sales to club stores and vending distributors are not included in this data. With respect to the foodservice industry, market share data included herein are based on sales, measured in pounds sold, for the twelve-month period ended December 31, 1999, as reported by the International Foodservice Manufacturers Association ("IFMATRAC").

    Keebler Foods Company and its subsidiaries ("Keebler" or "the Company") is the second largest cookie and cracker manufacturer in the United States ("U.S.") with annual net sales of $2.7 billion and a 25.4% share of the U.S. cookie and cracker market. We market a majority of our products under well-recognized brands such as KEEBLER, CHEEZ-IT, CARR'S and FAMOUS AMOS. In the U.S., we are the number two manufacturer of branded cookies and crackers, the leading licensed supplier of Girl Scout cookies and the number one manufacturer of private label cookies and the number one manufacturer of crackers for the foodservice market. We are also the leading manufacturer of retail branded ice cream cones in the U.S. and a major producer of retail branded pie crusts. In addition, we produce custom-baked products for other marketers of branded food products.

RECENT HISTORY

    Keebler was originally organized under the laws of the State of Delaware as UB Investments US Inc. ("UBIUS" or "predecessor company") on July 14, 1992. Keebler was acquired from UB Investments (Netherlands) B.V. on January 26, 1996 (the "Keebler acquisition") by INFLO Holdings Corporation ("INFLO"), a corporation which was jointly owned by Artal Luxembourg S.A. ("Artal"), a private investment company, and Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company and one of the country's largest manufacturers and marketers of fresh and frozen baked foods. Immediately after the Keebler acquisition, the Company was renamed Keebler Corporation. In conjunction with the Keebler acquisition, INFLO sold 2.5% of the outstanding shares of $0.01 par value common stock to certain members of management. On June 4, 1996, Keebler acquired Sunshine Biscuits, Inc. ("Sunshine" or the "Sunshine acquisition") from G.F. Industries, Inc. ("GFI"). As part of consideration paid in the sale of Sunshine, GFI was issued common stock and a warrant to purchase 6,135,781 shares of common stock. On November 20, 1997, INFLO was merged into Keebler Corporation (the "Merger") and subsequently changed its name to Keebler Foods Company. After the Merger, the stock and warrant held by GFI were transferred to Bermore, Limited ("Bermore"), a privately held corporation and the parent of GFI, and reissued for the same value in the name of Keebler. On February 3, 1998, Keebler completed an initial public offering (the "Offering") of 13,386,661 shares of common stock. Concurrent with the Offering, Bermore exercised the warrant in exchange for 6,135,781 shares of common stock. The exercise of the warrant resulted in Keebler receiving $19.8 million of cash proceeds. Artal and Bermore sold all of the shares in the Offering, with no proceeds from the Offering going to Keebler. As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore, which increased its ownership from approximately 45% to 55%. Artal, having sold shares to both Flowers and the public, retained ownership of approximately 21%. Bermore exercised the warrant, sold shares to both Flowers and the public and retained ownership of approximately 6%. During 1998, Bermore, through a series of transactions, transferred its shares held to Claremont Enterprises, Limited ("Claremont"), a privately held Bahamian limited company. On September 28, 1998, Keebler acquired President International, Inc. ("President") from President International Trade and Investment Corporation, a company limited by shares under the International Business Companies Ordinance of the British Virgin Islands. On January 21, 1999, Keebler registered 16,200,000 shares of the Company's common stock in connection with a secondary public offering. Artal and Claremont owned all of the shares sold in the secondary offering, with no proceeds going to Keebler. As a result, Artal's ownership percentage decreased from approximately 21% to 2% and Claremont's ownership percentage was reduced from approximately 6% to 5% of the outstanding common stock. Management's ownership remained at approximately 2% and Flowers' ownership remained at approximately 55%. During 1999, all remaining shares owned by both Artal and Claremont were sold in the open market. On March 6, 2000, Keebler acquired Austin Quality Foods, Inc. ("Austin"), for

$252.4 million, in a business combination that will be accounted for as a purchase. Austin is a leading producer and marketer of single serve baked snacks, including cracker sandwiches and bite-sized crackers and cookies.

GENERAL BUSINESS DESCRIPTION

    Keebler competes in the U.S. retail cookie and cracker industry, which in 1999 generated sales of approximately $8.0 billion measured in retail sales to consumers. The U.S. cookie and cracker industry, which is relatively stable, has experienced slow, but steady growth over the past twenty years. The cookie and cracker industry is comprised of distinct types of products. Cookie product types include, among others, sandwich cookies, chocolate chip cookies and fudge-covered cookies. Cracker product types include, among others, saltine crackers, graham crackers and snack crackers. Supermarkets accounted for 82.9% of 1999 sales in the cookie and cracker industry, with mass merchandisers (such as Wal*Mart) and drug stores accounting for the balance. We believe that non-supermarket channels of distribution are becoming increasingly important and since 1998, annual three-channel (supermarkets, mass merchandisers and drug stores) dollar sales of cookies and crackers have increased by an average of 4.3% per year. Since 1992, U.S. annual dollar supermarket sales of cookies and crackers have increased by an average of 1.7% per year.

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

    Keebler operates its business through the use of two reportable segments, Branded and Specialty. The mass distribution of consumer food products in both the Branded and Specialty segments is an important element in maintaining sales growth and providing service to customers. We attempt to meet the changing demands of customers by planning appropriate stock levels and reasonable delivery times consistent with achieving optimal economics of distribution. In order to achieve these objectives, we have developed a network of manufacturing plants, shipping centers and distribution warehouses strategically located throughout the continental U.S. to provide high national in-store presence. We use a combination of Keebler-owned, public and contract carriers to deliver products from distribution points to customers.

BRANDED SEGMENT

    The Branded segment produces a number of well-recognized brands including:
CHEEZ-IT, CHIPS DELUXE, CLUB, DROXIES, FAMOUS AMOS, FUDGE SHOPPE, SUNSHINE KRISPY, MUNCH'EMS, MURRAY, OLDE NEW ENGLAND, READY CRUST, SANDIES, TOWN HOUSE, VIENNA FINGERS, WHEATABLES and ZESTA. We are also the leading manufacturer of retail branded ice cream cones in the U.S. Our branded products are sold in supermarkets, mass merchandisers, club stores, convenience stores and drug stores, among others.

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

    Keebler also manufactures private label products to be sold by retailers under their own brands. We believe we are the leading manufacturer of private label cookie products in the U.S. We serve leading supermarkets in the U.S. with a variety of private label products ranging from value-oriented standard products to premium items that compete with branded alternatives. Our private label cookies and crackers are shipped via common carrier directly to customer warehouses.

    With the acquisition of President, we acquired their franchised DSD distribution system, which principally distributes products east of the Mississippi River. This DSD distribution system, which primarily services both supermarkets and certain non-supermarket channels, is comprised of independent franchisees who purchase and resell certain products.

    In addition to the Keebler and President DSD distribution systems, we use a network of independent distributors and brokers to serve convenience stores and vending distributors. In the case of club stores, Keebler uses a dedicated sales force and ships products directly to the customers' warehouses.

    Keebler has focused on new product introductions and line extensions within our core product types, such as KEEBLER DOUBLE FUDGE AND CARAMEL cookies, KEEBLER RAINBOW VANILLA WAFERS, KEEBLER WALNUT CHIPS DELUXE cookies, KEEBLER CHIPS DELUXE SPRING RAINBOW cookies, CHIPS DELUXE RAINBOW USA cookies, KEEBLER LEMON SUGAR WAFERS, CHEEZ-IT Grab Bag, CHEEZ-IT GET NUTTY snack mix, KEEBLER SNAX STIX, KEEBLER WHEAT & CHEDDAR sandwich crackers and KEEBLER ELF GRAHAMS. We have also introduced resealable stand-up packages for CHEEZ-IT snack mix and FAMOUS AMOS cookies. In order to generate growth in non-supermarket channels, we have also expanded our use of snack size packaging to include more products.

    The integration of Sunshine and President into Keebler's operations allowed us to achieve efficiencies in administration, purchasing, production, marketing, sales and distribution. In 1999, we began distributing FAMOUS AMOS and MURRAY SUGAR FREE cookies through the Keebler DSD distribution system to areas outside the reach of President's franchised DSD distribution system. This incremental distribution enabled us to achieve higher utilization of existing capacity and allowed us to achieve national distribution and recognition of both of these brands. The sales and distribution of Sunshine retail branded products have been incorporated into our DSD distribution system which previously had excess capacity. Filling excess capacity with Sunshine products made Keebler's DSD distribution system more efficient and allowed us to focus sales and marketing efforts on more profitable retail branded products.

    Net sales, net income and cash flow of the Branded segment are affected by the timing of new product introductions, promotional activities, price increases and a seasonal bias toward the second half of the year due to events and holidays such as back-to-school, Thanksgiving and Christmas. The relative mix between cookie and cracker sales varies throughout the year with stronger cracker sales in the last quarter of the calendar year.

SPECIALTY SEGMENT

    The Specialty segment produces cookies, crackers, custom-baked products and pie crusts for several markets. We are the number one manufacturer of crackers for the foodservice market, as reported by IFMATRAC. Our foodservice products are sold by a national sales force dedicated solely to the foodservice market, with the assistance of independent brokers. These products are shipped directly to customers' warehouses and in the foodservice market, we generally sell to large distributors who sell our products to restaurants and institutions.

    With the acquisition of President, we are now also the leading licensed supplier of cookies for the Girl Scouts of the U.S.A. We exclusively supply more than one-half of the approximately 320 Girl Scout Councils in the U.S. and are one of only three cookie manufacturers licensed by the Girl Scouts of the U.S.A. to manufacture Girl Scout cookies. Keebler employs dedicated marketing personnel to assist the various Girl Scout Councils with sales, marketing and public relations. A team of eleven people is employed, in addition to independent brokers, which market to U.S. Girl Scout Councils.

    We also manufacture a variety of custom-baked products for other marketers of branded food products including: Kellogg POP TARTS and NUTRIGRAIN bars, MCDONALDLAND cookies and Gerber BITER biscuits, as well as crackers for Oscar Mayer LUNCHABLES, Starkist CHARLIE TUNA snack kits and Kraft HANDI-SNACKS. Our custom-baked products are packaged under customers' labels and shipped from Keebler plants to the customers' regional warehouses or distribution centers via common carrier.

    Keebler is also the leading manufacturer of preformed retail branded pie crusts, which are sold under the KEEBLER READY CRUST brand name. We use a warehouse sales and distribution system to sell and distribute KEEBLER READY CRUST pie crusts. We also import and distribute CARR'S crackers in the U.S. under an exclusive long-term licensing and distribution agreement with United Biscuits (Holdings) Plc ("United Biscuits"). CARR'S crackers are the best-selling specialty crackers in the U.S. CARR'S crackers are sold through a network of independent specialty distributors.

    Our net sales, net income and cash flow are higher in the first quarter than any other fiscal quarter because the first quarter is comprised of sixteen weeks, compared to the other quarters which are comprised of only twelve weeks, and substantially all sales of Girl Scout cookies occur in that quarter. We expect this pattern to continue.

COMPETITION

    The U.S. branded cookie and cracker industry is led by Keebler and Nabisco, Inc. ("Nabisco"), which together account for 59.9% of sales volume. Smaller competitors include numerous national, regional and local manufacturers of both branded and private label products. Competition in our markets takes many forms including:

    o  establishing favorable brand recognition;
    o  developing products sought by consumers;
    o  implementing appropriate pricing;
    o  providing strong marketing support and
    o  obtaining access to retail outlets and sufficient shelf space.

    Nabisco is the largest manufacturer in the U.S. cookie and cracker industry. We have a 25.4% share of the retail cookie and cracker market, while Nabisco has a 34.5% share. The remaining industry participants primarily target certain portions of the industry or focus on certain geographical regions of the U.S. Keebler and Nabisco are also the only cookie and cracker producers that have national wholly-owned DSD distribution systems, although Pepperidge Farm operates a national DSD distribution system through independent distributors.

CUSTOMERS

    Keebler's top ten customers in 1999 accounted for 30.4% of our net sales. No single customer accounted for more than 5.0% of net sales.

RAW AND PACKAGING MATERIALS

    The principal raw materials used in our food products consist of flour, sugar, chocolate, shortening and milk. We also use paper products, such as corrugated cardboard, as well as films and plastics to package products. Raw and packaging materials are readily available from various suppliers. There is no significant reliance on any one supplier. We use hedging techniques to minimize the impact of price fluctuations in raw materials and not for speculative or trading purposes. The hedging techniques, however, may not result in a reduction in our raw material costs or protect us from sharp increases in certain raw material costs, which we have experienced in the past.

INTELLECTUAL PROPERTY

    We own a number of patents, licenses, trademarks and trade names. Principal trademarks and trade names include KEEBLER, Ernie the Keebler Elf, the Hollow Tree logo, CHEEZ-IT, CHIPS DELUXE, CLUB, DROXIES, FAMOUS AMOS, FUDGE SHOPPE, HI-HO, HYDROX, SUNSHINE KRISPY, MUNCH'EMS, MURRAY, OLDE NEW ENGLAND, READY CRUST,

SANDIES, SOFT BATCH, SUNSHINE, TOASTEDS, TOWN HOUSE, VIENNA FINGERS, WHEATABLES and ZESTA. We are also the exclusive licensee of the CARR'S brand name in the U.S. Such trademarks and trade names are considered to be of material importance to our business since they have the effect of developing brand identification and maintaining consumer loyalty. We are not aware of any fact that would negatively impact the continuing use of any material patents, licenses, trademarks or trade names.

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

ENVIRONMENTAL

    Our operations and properties are subject to federal, state and local laws and regulations relating to the storage, handling, emission and discharge of materials and wastes into the environment. The primary environmental laws affecting our operations are the Federal Clean Air Act and Clean Water Act. We may be required to spend significant sums in order to maintain our compliance with environmental laws, particularly with respect to emission control equipment, replacement of chlorofluorocarbons (i.e., ozone-depleting substances) in cooling equipment and asbestos abatement projects. Although it is difficult to estimate the cost of complying with environmental laws, we do not believe that compliance with, or liability under, any environmental laws individually or in the aggregate will have a material adverse effect on our operations or financial condition.

EMPLOYEES

    We employ approximately 11,600 persons, of which approximately 5,400 are represented by unions. We believe relations with our employees to be good.

EXECUTIVE OFFICERS OF KEEBLER

      NAME                AGE                              POSITION
----------------          ---       -----------------------------------------------------------
Robert P. Crozer           53       Chairman of the Board and Director
Sam K. Reed                53       Chief Executive Officer, President and Director
E. Nichol McCully          45       Chief Financial Officer and Senior Vice President - Finance
David B. Vermylen          49       President - Keebler Brands
Jack M. Lotker             56       President - Specialty Products
James T. Willard           59       Senior Vice President - Operations
Thomas E. O'Neill          45       Senior Vice President, Secretary and General Counsel
James T. Spear             45       Vice President - Finance and Corporate Controller

    ROBERT P. CROZER. Mr. Crozer was elected Chairman of the Board of Directors of Keebler in February 1998. Mr. Crozer has been a Director of Keebler since March 1996. Mr. Crozer has served as Vice Chairman of the Board of Directors of Flowers since 1989. Mr. Crozer has twenty-six years of experience in the snack and baking industries.

    SAM K. REED. Mr. Reed has been the Chief Executive Officer, President and a Director of Keebler since the Keebler acquisition in January 1996. Mr. Reed has twenty-six years of experience in the snack and baking industries. From January 1994 to January 1995 he served as Chief Executive Officer of Specialty Foods Corporation's $450 million Western Bakery Group division.

    E. NICHOL MCCULLY. Mr. McCully has been the Chief Financial Officer and Senior Vice President-Finance of Keebler since the Keebler acquisition in January 1996. Mr. McCully has over twelve years of experience as a senior financial executive in the food industry, most recently as group Chief Financial Officer for the Western Bakery Group division of Specialty Foods Corporation from 1993 to 1995.

    DAVID B. VERMYLEN. Mr. Vermylen has been the President-Keebler Brands since the Keebler acquisition in January 1996. Mr. Vermylen manages Keebler's branded biscuits. He has twenty-five years experience in marketing consumer packaged goods including cookies, cereals, beverages and convenience foods. In 1995, he served as Chairman, President and Chief Executive Officer of Brothers Gourmet Coffee, a publicly traded specialty beverage manufacturer and retailer.

    JACK M. LOTKER. Mr. Lotker has been President-Specialty Products of Keebler since the Keebler acquisition in January 1996. Mr. Lotker has worked in the food industry for twenty-five years, most recently at Homeland Stores of Oklahoma from 1988 to 1995.

    JAMES T. WILLARD. Mr. Willard has been Senior Vice President-Operations of Keebler since July 1996. Mr. Willard has thirty-five years experience in the food industry. Prior to joining Keebler, Mr. Willard was Senior Vice President at Nabisco Biscuit Co. from 1993 to 1996.

    THOMAS E. O'NEILL. Mr. O'Neill has been Senior Vice President, Secretary and General Counsel of Keebler since February 2000 and Vice President, Secretary and General Counsel since December 1996. Mr. O'Neill has spent more than fourteen years in the food industry, most recently serving as Vice President and Division Counsel for the Worldwide Beverage Division of The Quaker Oats Company from December 1994 to December 1996.

    JAMES T. SPEAR. Mr. Spear has been Vice President-Finance and Corporate Controller of Keebler since July 1995. He originally joined Keebler in February 1992 as Corporate Controller.

    All executive officers serve at the pleasure of the Board of Directors.

    There is no family relationship between any of the executive officers of Keebler.


ITEM 2.     PROPERTIES

    We operate fifteen manufacturing facilities in the U.S. of which thirteen are owned and two are leased. The manufacturing facilities are located in Athens, Georgia; Augusta, Georgia; Charlotte, North Carolina; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Tennessee; Columbus, Georgia; Denver, Colorado; Des Plaines, Illinois; Florence, Kentucky; Grand Rapids, Michigan; Kansas City, Kansas; Louisville, Kentucky; Macon, Georgia and Marietta, Oklahoma. We also own and operate a dairy in Fremont, Ohio that produces cheese under a proprietary formula that is used as an ingredient in CHEEZ-IT crackers. In addition, we own one idle manufacturing facility located in Sayreville, New Jersey that is currently held for sale. We also lease one manufacturing facility located in Lake Bluff, Illinois, which is anticipated to cease operations during the first quarter of 2000. As a result of capital expenditures made over the past decade, we believe the manufacturing facilities are modern and efficient. We also believe manufacturing capacity is sufficient to meet foreseeable needs.

    Distribution facilities consist of fifteen shipping centers attached to the manufacturing facilities, nine stand-alone shipping centers (two owned and seven leased, of which two are idle) and sixty-three distribution centers (ten owned and fifty-three leased) throughout the U.S. Of the sixty-three distribution centers, eleven are subleased. We also lease one hundred warehouses (of which one is idle) and twenty depots (of which one is idle) that are located throughout the U.S. and are utilized by the sales force in the distribution of our products. We believe there is sufficient distribution capacity to meet foreseeable needs.

    In addition to manufacturing and distribution facilities, we own two office buildings and lease two others as part of our corporate office facility. Keebler also leases numerous sales offices throughout the country. All of our manufacturing, distribution and corporate office facilities are used by both the Branded and Specialty segments of our business.


ITEM 3.     LEGAL PROCEEDINGS

    Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

MARKET INFORMATION FOR COMMON STOCK

    The New York Stock Exchange (the "Exchange") is the principal market on which Keebler's common stock is traded. The common stock was first traded on the Exchange on January 29, 1998, concurrent with the underwritten initial public offering of 13,386,661 shares of Keebler's common stock at an initial price to the public of $24.00 per share. Prior to the Offering, there was no established public trading market for Keebler's shares. Quarterly market price data for 1999 and 1998 are as shown below:

                                                  Market Price Per Share
                                  -------------------------------------------------------
                                             1999                        1998
                                  --------------------------  ---------------------------
                                          High           Low          High            Low
                                  ------------  ------------  ------------  -------------
      Quarter 1.................      $ 40.50       $ 30.25       $ 31.75        $ 25.88
      Quarter 2.................      $ 34.75       $ 26.75       $ 30.13        $ 24.69
      Quarter 3.................      $ 31.75       $ 28.00       $ 29.00        $ 23.88
      Quarter 4.................      $ 32.38       $ 25.69       $ 37.81        $ 26.19

HOLDERS

    The approximate number of holders of record of common stock as of March 8, 2000 was 484. This number does not include beneficial owners of Keebler's securities held in the name of nominees.

DIVIDENDS

    No dividends were declared on Keebler's common stock in 1999 or 1998. Historically, we have not paid dividends on our common stock; however, an initial quarterly dividend of $0.1125 per common share was declared on February 23, 2000, payable on March 22, 2000, to stockholders of record on March 8, 2000. Additionally, the existing $700.0 million Senior Credit Facility Agreement ("Credit Facility") and the Senior Subordinated Notes ("Notes") place limitations on our ability to pay dividends or make other distributions on our common stock. The most limiting dividend restriction exists under the Notes, which limits dividend payments to the sum of: (i) 50% of consolidated cumulative net income, (ii) net cash proceeds received from the issuance of capital stock,
(iii) net cash proceeds received from the exercise of stock options and warrants, (iv) net cash proceeds received from the conversion of indebtedness into capital stock and (v) the net reduction in investments made by Keebler. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA

    The selected historical financial data presented below as of and for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, have been derived from, and should be read in conjunction with the historical consolidated financial statements of Keebler, including the respective notes thereto, included elsewhere. The selected historical financial data presented below as of and for the forty-eight weeks ended December 28, 1996, the four weeks ended January 26, 1996 and the fiscal year ended December 30, 1995, have been derived from the consolidated financial statements of Keebler and UBIUS, the predecessor company, that are not included herein. The distinction between Keebler and the predecessor company's selected financial data, as shown below, has been made by inserting a double line. The results of operations presented below are not necessarily indicative of results to be expected for any future period. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and respective notes thereto, included elsewhere herein.

                                                            Keebler Foods Company              ||          UBIUS
                                            ---------------------------------------------------||-------------------------
                                                                                    Forty-Eight||  Four Weeks
                                              Year Ended   Year Ended   Year Ended  Weeks Ended||       Ended   Year Ended
                                              January 1,   January 2,   January 3, December 28,|| January 26, December 30,
                                                    2000     1999 (a)         1998     1996 (b)||        1996         1995
                                            ------------ ------------ ------------ ------------||------------ ------------
                                                                                               ||
                                                    (In Millions Except Per Share Data)        ||     (In Millions)
OPERATING DATA:                                                                                ||
Net sales...............................      $ 2,667.8    $ 2,226.5    $ 2,065.2    $ 1,645.5 ||  $   101.7    $ 1,578.6
Gross profit............................        1,517.2      1,287.6      1,177.2        871.3 ||       46.8        831.8
Restructuring and impairment charge.....           66.3            -            -            - ||          -            -
Loss on impairment of Salty Snacks                                                             ||
  business..............................              -            -            -            - ||          -         86.5
Income (loss) from continuing operations          197.6        196.1        141.4         70.1 ||      (25.5)      (137.9)
Income tax expense (benefit)............           73.2         73.0         45.2         14.0 ||          -         (0.5)
Extraordinary item:                                                                            ||
  Loss on early extinguishment of debt,                                                        ||
    net of tax..........................              -          1.7          5.4          1.9 ||          -            -
Net income (loss).......................      $    88.2    $    94.9    $    57.0    $    15.8 ||  $    (6.5)   $  (158.3)
                                                                                               ||
Diluted net income per share:                                                                  ||
  Income from continuing operations                                                            ||
    before extraordinary item...........      $    1.01    $    1.10    $    0.77    $    0.23 ||
  Extraordinary item....................              -         0.02         0.07         0.02 ||
                                            ------------ ------------ ------------ ------------||
  Net income............................      $    1.01    $    1.08    $    0.70    $    0.21 ||
                                            ============ ============ ============ ============||
                                                                                               ||
Weighted Average Shares Outstanding.....           87.6         87.5         80.6         76.1 ||
                                            ============ ============ ============ ============||
                                                                                               ||
OTHER DATA:                                                                                    ||
EBITDA, as adjusted (c).................      $   348.0    $   265.2    $   202.1    $   119.6 ||  $   (23.5)   $   (93.3)
Depreciation and amortization (excluding                                                       ||
  items related to discontinued                    84.1         69.1         60.7         49.5 ||        2.0         44.6
  operations)...........................                                                       ||
Capital expenditures (excluding                                                                ||
  expenditures related to discontinued            100.7         66.8         48.4         29.4 ||        3.2         54.2
  operations)...........................                                                       ||
                                                                                               ||
CASH FLOW DATA:                                                                                ||
Cash Provided from (Used by)                                                                   ||
   Operating activities.................      $   197.2    $   144.5    $   219.7    $    61.3 ||  $    (0.4)   $   (61.4)
   Investing activities.................          (96.8)      (510.7)       (41.5)      (130.1)||       65.2        (52.6)
   Financing activities.................         (103.2)       362.5       (163.0)        78.7 ||      (65.7)       104.4
                                            ------------ ------------ ------------ ------------||------------ ------------
(Decrease) increase in cash and cash          $    (2.8)   $    (3.7)   $    15.2    $     9.9 ||  $    (0.9)   $    (9.6)
   equivalents..........................    ============ ============ ============ ============||============ ============

-----------------------------------------------------------------

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

(c)  EBITDA, as adjusted, is defined as income (loss) from continuing operations before interest, taxes, depreciation, amortization and restructuring and impairment charges.  EBITDA, as adjusted, is presented as additional information because we believe it to be a useful indicator of a company's ability to meet debt service and capital expenditure requirements.  It is not, however, intended as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles.

                                                           Keebler Foods Company               ||          UBIUS
                                            ---------------------------------------------------||-------------------------
                                                                   As of                       ||          As of
                                            ---------------------------------------------------||-------------------------
                                              January 1,   January 2,   January 3, December 28,|| January 26, December 30,
                                                    2000         1999         1998         1996||        1996         1995
                                            ------------ ------------ ------------ ------------||------------ ------------
                                                                                               ||
                                                               (In Millions)                   ||      (In Millions)
BALANCE SHEET DATA:                                                                            ||
Cash and cash equivalents...............      $    20.7    $    23.5    $    27.2    $    12.0 ||  $    2.1     $     3.0
Total assets............................        1,528.2      1,655.8      1,042.9      1,102.1 ||     849.1         926.9
Due to affiliate........................              -            -            -            - ||     105.0         108.0
Total debt (including capital leases)...          456.4        654.5        298.8        457.9 ||     371.4         437.6
Shareholders' equity....................          409.3        329.3        222.0        165.1 ||      45.3          51.8


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SET FORTH BELOW IS A DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998. THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER FOODS COMPANY AND THE RELATED NOTES THERETO APPEARING ELSEWHERE.

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

    The principal elements comprising our cost of sales are raw and packaging materials, labor and manufacturing overhead. The major raw materials that we use in the manufacture of our products are flour, sugar, chocolate, shortening and milk. We also use paper products, such as corrugated cardboard, as well as films and plastics to package our products. The prices of these raw materials have been subject to significant volatility. We have mitigated the effect of such volatility in the past through our hedging programs, but we may not be successful in protecting our business from price increases in the future. In addition to the foregoing factors, our cost of sales is affected by the efficiency of production methods and manufacturing capacity utilization.

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

    MATTERS AFFECTING COMPARABILITY

    Keebler's fiscal year consists of thirteen four week periods (fifty-two or fifty-three weeks) and ends on the Saturday nearest December 31. The 1999 and 1998 fiscal years consisted of fifty-two weeks and the 1997 fiscal year consisted of fifty-three weeks.

    Keebler's operating results for the year ended January 1, 2000, include a $66.3 million pre-tax restructuring and impairment charge resulting from a decision to close our Sayreville, New Jersey, manufacturing facility due to excess capacity within the Company's manufacturing network. See additional disclosure regarding this charge under the caption RESTRUCTURING AND IMPAIRMENT CHARGE in the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Keebler's operating results for the year ended January 2, 1999, include the operating results of President from the acquisition date of September 28, 1998, whereas the subsequent year ended January 1, 2000, includes the operating results of President for the entire year.

RESULTS OF OPERATIONS

    Keebler's results of operations, expressed as a percentage of net sales, for the last three years ended January 1, 2000, January 2, 1999 and January 3, 1998 are set forth below:

                                                                         Years Ended
                                                   -------------------------------------------------------
                                                     January 1, 2000    January 2, 1999    January 3, 1998
                                                   -----------------  -----------------  -----------------
NET SALES.........................................           100.0%             100.0%             100.0%
Cost of sales.....................................            43.1               42.2               43.0
Selling, marketing and administrative expenses....            46.0               48.5               49.7
Restructuring and impairment charge...............             2.5                  -                  -
INCOME FROM OPERATIONS............................             7.4                8.8                6.8
Interest Expense, Net.............................             1.4                1.2                1.6
Loss on early extinguishment of debt, net of tax..               -                  -                0.3
NET INCOME........................................             3.3%               4.3%               2.7%


    Keebler's reportable segments are Branded and Specialty, which were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The reportable segments represent an aggregation of similar sales channels. We evaluate the performance of the reportable segments and allocate resources based on the segment's profit contribution, defined as earnings before certain functional support costs, amortization, interest and income taxes. While the accounting policies for each reportable segment are the same as for the total company, the cost of sales used to determine a segment's profit contribution is calculated using standard costs for each product, whereas actual cost of sales is used to determine consolidated income from operations.

    BRANDED SEGMENT

    The Branded segment sells a number of well-recognized products, primarily to retail outlets such as supermarkets, mass merchandisers, warehouse club stores, convenience stores and drug stores, as well as to private label retailers.

                                                            Years Ended
                           -----------------------------------------------------------------------------
                                January 1, 2000           January 2, 1999           January 3, 1998
                           ------------------------- ------------------------- -------------------------
($ IN MILLIONS)                          $         %               $         %               $         %
                           --------------- --------- --------------- --------- --------------- ---------
NET SALES                      $  2,099.3                $  1,798.3                $  1,646.6

PROFIT CONTRIBUTION            $    339.8     16.2%      $    277.8     15.4%      $    223.4     13.6%

    Net sales in the Branded segment grew 16.7% in 1999 to $2,099.3 million versus $1,798.3 million in 1998. The acquisition of President contributed $276.2 million or 13.2% to total net revenues in 1999, compared to fourteen weeks totaling just 4.4% of overall net sales in 1998. Volume gains of 6.0% in the Keebler core business, which exclude sales attributed to the President acquisition, together with the national distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies, significantly contributed to the top-line growth. New products introduced under our KEEBLER and CHEEZ-IT brands during 1999 included KEEBLER DOUBLE FUDGE AND CARAMEL cookies, KEEBLER RAINBOW VANILLA WAFERS and KEEBLER WALNUT CHIPS DELUXE cookies. Growth in the CHEEZ-IT brand was realized through the introduction of CHEEZ-IT HOT & SPICY and CHEEZ-IT GET NUTTY snack mix. Multiple variations of our single serve snack size products, both in new products and the CHEEZ-IT brand, also drove the sales increases. Sales growth also benefited from price increases taken in the Branded segment earlier-in-the-year. Partially offsetting the favorable revenue growth was a shift in the sales mix in mass merchandisers away from frequent, low margin promotional activities, to a more profitable, consistent distribution focus. Net sales in 1998 increased 9.2% to $1,798.3 million as compared to $1,646.6 million in 1997, with the acquisition of President contributing $78.9 million in incremental revenue. Adjusting to an equal number of selling days in 1997 and before including the acquisition growth in 1998, branded revenues grew 6.0% over the prior year. The primary drivers of the increase were higher sales of products under both the KEEBLER and CHEEZ-IT brands. The KEEBLER brand name was used to leverage new product introductions through line extensions such as the KEEBLER PEANUT BUTTER FUDGE STICKS. The growth in CHEEZ-IT sales was partly attributed to new products such as CHEEZ-IT HEADS AND TAILS, CHEEZ-IT sandwich crackers and CHEEZ-IT snack mix. Additionally, we redirected marketing support into brand-building advertising and consumer promotions. A favorable sales mix of KEEBLER branded products, combined with selected price increases, also generated higher revenues. Further contributing to the improvement was continued revenue growth outside supermarkets, such as in mass merchandisers, convenience and club stores.

    Profit contribution for the Branded segment was $339.8 million and $277.8 million for the years ended January 1, 2000 and January 2, 1999, respectively. The 1999 profit contribution surpassed the prior year mainly due to a higher gross profit on Keebler core products, incremental volume associated with a full year of sales of President products and several cost reduction programs designed to improve efficiencies and reduce distribution costs. The gross profit on Keebler core products increased 1.2 percentage points in 1999, achieving 60.0%, as a percentage of net sales. The Branded segment's 1998 profit contribution was $54.4 million above the prior year. After removing the impact of President, profit contribution was 15.8% of net sales, which represented a 2.2 percentage point increase over 1997. A higher gross profit and lower distribution expenses drove the improvement. The benefit noted in gross profit was attributed to improved sales mix, selected price increases and continued productivity gains in our bakeries. Lower distribution expenses were due to more fully utilizing available trailer capacity and productivity and cost savings programs designed to minimize inventory losses.

    SPECIALTY SEGMENT

    The Specialty segment produces cookies and crackers for the foodservice market, custom-baked products for other marketers of branded food products, including sales of cookies to the Girl Scouts of the U.S.A., and preformed pie crusts. This segment also imports and distributes CARR'S crackers in the U.S. under an exclusive long-term licensing and distribution agreement with United Biscuits.

                                                            Years Ended
                           -----------------------------------------------------------------------------
                                January 1, 2000           January 2, 1999           January 3, 1998
                           ------------------------- ------------------------- -------------------------
($ IN MILLIONS)                          $         %               $         %               $         %
                           --------------- --------- --------------- --------- --------------- ---------
NET SALES                      $    568.5                $    428.1                $    418.6

PROFIT CONTRIBUTION            $    119.7     21.1%      $     90.7     21.2%      $     83.8     20.0%

    The Specialty segment recorded revenues of $568.5 million in 1999, $140.4 million higher than 1998. The inclusion of President for a full year contributed $147.1 million to net sales, which was $130.9 million greater than 1998. Revenue growth of 2.3% achieved in the core Specialty business, which excludes sales attributed to the President acquisition, was driven by volume increases of custom-baked products for other marketers of branded food products. Additionally, sales in the foodservice market were favorably impacted by volume gains, which occurred principally in the last half of the year, combined with the earlier-in-the-year benefit of prior year price increases. These higher sales were partially offset by reduced sales of preformed pie crusts, due to a soft pie crust market. Before including the $16.2 million of sales attributed to President in 1998, and after adjusting 1997 to an equal number of selling days, 1998 revenues finished $1.8 million below 1997. The decrease in net sales was principally associated with lower margin products that were either subsequently discontinued or re-positioned at higher price levels.

    Profit contribution in the Specialty segment increased $29.0 million to $119.7 million in 1999. Excluding the impact of President, the profit contribution of 20.1%, as a percentage of net sales, declined $4.1 million due to a change in the sales mix, which was heavily weighted toward custom-baked products, that carry a higher cost of sales. The benefits from cost reduction programs were not enough to offset the effects of increased production of lower margin products and higher marketing expenses. Excluding President, profit contribution was 21.5% of net sales in 1998, compared to 20.0% in 1997. The improvement in profit contribution was primarily achieved by a more profitable sales mix, selected price increases and productivity gains received through bakery automation projects and supply chain initiatives in distribution and inventory management.

    COST OF SALES

    Cost of sales was $1,150.6 million, or 43.1% of net sales in 1999, compared to $938.9 million, or 42.2% of net sales in 1998. The increase, both in dollars and as a percentage of net sales, was primarily caused by the inclusion of President for a full year compared to only fourteen weeks in 1998. Excluding the impact of President, cost of sales as a percentage of net sales, was 40.0%, 41.2% and 43.0% in 1999, 1998 and 1997, respectively. The improvement in year-over-year comparisons resulted from the benefits received on productivity and cost savings programs designed to improve efficiency at our manufacturing facilities, as well as from other cost reduction initiatives. Cost of sales was also favorably impacted by lower raw and packaging material costs in each respective year. In 1999, the benefits generated by these lower costs were partially offset by a change in the production mix to include more products sourced outside of the Keebler manufacturing network, which generally carry a higher cost than internally produced products.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    Selling, marketing and administrative expenses of $1,227.5 million in 1999, were $147.4 million greater than 1998, but 2.5 percentage points favorable, as a percentage of net sales. In addition to the inclusion of President expenses for a full year in 1999, as compared to just fourteen weeks in 1998, higher selling, marketing and administrative expenses were also experienced as a result of core Keebler volume growth. After removing the expenses contributed by President, selling, marketing and administrative expenses, as a percentage of net sales, were 49.3% in 1999, compared to 49.4% in 1998. Total marketing expenses increased as we continued our focus on building brand equity and incremental trade promotion programs were instituted in support of the national distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies. Despite higher sales levels in 1999, more efficient marketing programs resulted in a lower rate of marketing expenses, as a percentage of net sales. In addition, increased administrative expenses were incurred in 1999, due principally to higher compensation costs resulting from growth in the core Keebler business. Net increases in selling and distribution expenses resulting from volume gains were lower-than-expected, as savings were achieved through a more efficient selling and distribution network. In 1998, selling, marketing and administrative expenses were $53.8 million higher than 1997, however, 1.2 percentage points better as a percentage of net sales. After removing $27.2 million of expenses attributable to President, selling, marketing and administrative expenses were $26.6 million above the prior year. Higher marketing expenses related to our continued focus on building brand equity through advertising and consumer promotions was the primary driver of the increased spending. Partially offsetting these higher marketing expenses were savings achieved in distribution costs due to improved inventory handling and deployment.

    OTHER

    Other expense was $25.8 million in 1999, compared to $11.5 million in 1998 and $9.5 million in 1997. The increases for both 1999 and 1998 were driven by incremental amortization expense resulting from the addition of over $400 million of intangible assets from the President acquisition in the fourth quarter of 1998. Also contributing to the higher current year spending, were various fees and costs of $5.3 million associated with the selling of accounts receivable under the Receivables Purchase Agreement ("Agreement"). These higher 1999 costs were partially offset by $2.8 million of income recorded to recognize the mark-to-market of an interest rate swap that no longer served as a hedge in 1999.

    RESTRUCTURING AND IMPAIRMENT CHARGE

    As part of the continuing process of integrating the business of President into our operations, on May 14, 1999, Keebler announced the decision to close its manufacturing facility in Sayreville, New Jersey due to excess capacity within the Company's 15-plant manufacturing network. As a result, a pre-tax restructuring and impairment charge to operating income of $66.3 million was recorded in 1999. The restructuring and impairment charge included $20.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million was non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the acquisition of Sunshine in June 1996. The impairment charge for equipment at other locations resulted from a combination of factors. The acquisition of President brought a new capability to Keebler's production network. The President baking process is principally based on shorter, more flexible ovens compared to the larger ovens common to Keebler and Sunshine bakeries. This new capability resulted in a comprehensive analysis of system-wide production needs. The acquisition and resulting exit plans of Keebler, Sunshine and President, when considered together, resulted in redundant productive equipment, which ultimately became idle.

    The original $69.2 million charge recorded in the second quarter of 1999 was reduced by a fourth quarter adjustment of $2.9 million. The adjustment was for costs related to severance and other exit costs from the facility due to lower-than-expected severance costs and an earlier-than-expected disposal of the facility. Of the total $66.3 million charge, approximately $65.6 million was recorded as plant and facility closing costs and severance, with the remaining $0.7 million recorded as other liabilities and accruals. Approximately 650 employees were expected to be terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions. At January 1, 2000, approximately 595 employees under union contract and approximately 45 employees not under union contract have been terminated. At January 1, 2000, $6.0 million remained for plant and facility closing costs and severance accruals and $0.3 million for other liabilities and accruals. Substantially all of the remaining severance liability is expected to be spent in 2000, as nearly all employees have been terminated. Production at the Sayreville, New Jersey manufacturing facility ceased on September 3, 1999. Spending for exit costs associated with the closure of the facility will continue into the year 2000 as the facility is prepared for sale. Spending for exit costs related to the facility closure is expected to continue for eighteen months or until the facility is disposed of, whichever occurs earlier. The amount of suspended depreciation and amortization that would have been recognized for the year ended January 1, 2000, if the impairments had not been recognized, was approximately $3.7 million, with $5.6 million of annualized savings anticipated in 2000.

    INTEREST EXPENSE, NET

    Net interest expense was $36.2 million in 1999, $26.5 million in 1998 and $33.8 million in 1997. The increase in interest expense in 1999 was primarily due to the overall higher average debt balance outstanding as a result of the President acquisition late in 1998. The debt incurred from the President acquisition, less quarterly principal payments, was outstanding for the full year as compared to only three months in 1998. The President acquisition also caused a reduction in the average invested cash balance in 1999, which resulted in lower interest income as compared to 1998. Interest expense declined in 1998 from 1997, despite the $530.0 million of additional debt incurred from the acquisition of President, due to lower interest rates, fees and favorable terms. In conjunction with the President acquisition, the $145.0 million outstanding balance on the term note was extinguished, also contributing to the reduction in interest expense. Additionally, each year has benefited from favorable interest rates. The 1999 weighted average interest rate was 0.54 percentage points lower than the previous year and the 1998 weighted average interest rate was 0.62 percentage points lower than 1997.

    INCOME TAX EXPENSE

    Income taxes were provided at an effective tax rate of 45.3% in 1999, 43% in 1998 and 42% in 1997. In each year, the effective tax rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill. The increase in nondeductible expenses, mainly a full year amortization period for the President intangibles and the goodwill impairment related to the closure of the Sayreville, New Jersey facility, was the principal reason for the 2.3 percentage point increase in the effective tax rate in 1999, as compared to 1998. The 1.0 percentage point increase in the effective tax rate from 1997 to 1998 was due primarily to the increase in nondeductible expenses, principally the amortization of intangibles, resulting from the President acquisition. In 1999, the previously established valuation allowance on deferred tax assets of $84.4 million, was eliminated as part of effecting a change in the tax basis of the assets and liabilities that resulted from the Keebler acquisition. Previously, pursuant to the terms of the Keebler acquisition, the predecessor company retained the right to use the net operating losses for potential carrybacks. Any unused operating losses would then be available to Keebler, but were significantly restricted under current tax law. As such, we carried a deferred tax valuation allowance of $84.4 million at January 2, 1999 and January 3, 1998 to fully reserve all net operating loss carryforwards due to the past uncertainty of their realization. The ability of the predecessor company to use these net operating losses is now considered unlikely; and therefore, their realization by Keebler was more likely than not. In addition, we sought and successfully obtained permission from the Internal Revenue Service to value the assets acquired and liabilities assumed in the Keebler acquisition in accordance with Internal Revenue Code Section 338. In conjunction with filing amended tax returns to effect the change in the tax basis of the assets acquired and liabilities assumed, all net operating loss carryforwards were utilized.

    EXTRAORDINARY ITEM NET OF INCOME TAXES

    In the latter part of 1998, an after-tax extraordinary charge of $1.7 million was recorded for the write-off of unamortized bank fees related to the early extinguishment of the term note. Similarly, in 1997 we also recorded an extraordinary charge of $5.4 million, net of income taxes, with $3.8 million of the charge related to the write-off of debt issuance costs associated with the early retirement of term loans. The additional $1.6 million after-tax extraordinary charge was recorded due to a loss on the early extinguishment of the seller note, which was entered into at the time of the Keebler acquisition. There were no extraordinary charges recorded in 1999.

    NET INCOME

    Net income for 1999 was $88.2 million, which when compared to 1998 net income was $6.7 million lower. The decrease was primarily due to a $43.9 million after-tax restructuring and impairment charge that was recorded in 1999. Excluding the restructuring and impairment charge, net income of $132.1 million in 1999 was up 39.2% over 1998. The improvement in net earnings, before considering the restructuring and impairment charge, reflects growth due to the inclusion of the President business for a full year, growth in the Keebler core business and the benefits of productivity and cost savings programs. In 1998, net income of $94.9 million was 66.5% higher than the prior year of $57.0 million. The substantial growth in net earnings in year-over-year comparisons was achieved through revenue gains combined with lower operating expenses resulting from productivity and cost savings programs.

LIQUIDITY AND CAPITAL RESOURCES

    A condensed cash flow statement of Keebler follows:

                                                                        Years Ended
                                                     -------------------------------------------------
(IN MILLIONS)                                        January 1, 2000  January 2, 1999  January 3, 1998
                                                     ---------------  ---------------  ---------------
CASH PROVIDED FROM (USED BY)
  Operating activities.............................    $      197.2     $      144.5     $      219.7
  Investing activities.............................           (96.8)          (510.7)           (41.5)
  Financing activities.............................          (103.2)           362.5           (163.0)
                                                     ---------------  ---------------  ---------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...    $       (2.8)    $       (3.7)    $       15.2
                                                     ===============  ===============  ===============

    CASH FLOW FOR 1999

    For the year ended January 1, 2000, operating activities provided $197.2 million of cash. Net earnings contributed $88.2 million to the growth. An increase in trade accounts payable and other current liabilities of $9.8 million, along with higher income taxes payable of $12.8 million also contributed to the positive cash flow. Higher trade accounts payable and current liabilities were driven by increased purchases of production related inputs, as well as from higher marketing accruals. Income taxes payable increased principally due to the timing of income tax payments. Somewhat offsetting the favorable cash flow position were higher levels of inventory. In addition, trade accounts and notes receivable, before accounting for the securitization of receivables, increased primarily from a shift in the timing of sales to later in the year, as well as reduced cash collections resulting from the timing of our year end date, which coincided with the bank's holiday schedule. Included in operating activities was the restructuring and impairment charge recorded in the second quarter of 1999, which included $46.1 million relating to the non-cash write-down of impaired property, plant and equipment and intangible assets, while the remaining portion of the charge related to cash costs.

    During 1999, investing activities used a total of $96.8 million. Spending on capital projects of $100.7 million was principally for on-going enhancement, capacity enrichments, automation expansion and numerous cost reduction programs at various manufacturing and distribution locations. Additional funds were also used for the implementation of new computer equipment at the President locations to install and support the SAP R/3 management information system, as well as year 2000 information technology compliance upgrades. Asset disposals, including the sale of the Atlanta, Georgia manufacturing facility and an idle muffin line, generated the majority of the $3.9 million proceeds.

    Cash used by financing activities in 1999 totaled $103.2 million. The primary uses of cash in the year were for long-term debt repayments to pay down $85.0 million on the Revolving facility, repay the $75.0 million Bridge facility and to make regularly scheduled principal payments of $38.1 million. Also, $21.4 million was used to repurchase common stock into treasury. These uses of cash were partially offset by net cash proceeds of $103.0 million received from the sale of accounts receivable under the Receivables Purchase Agreement. This Agreement, which was initially entered into during the first quarter of the year, allowed funds to be borrowed at a lower cost to the Company. Additionally, the $10.0 million income tax benefit related to stock options exercised further reduced the total financing uses of cash, as did the $3.2 million in cash proceeds from the exercise of employee stock options during the year.

    CASH FLOW FOR 1998 AND 1997

    Operating activities provided $144.5 million of cash during 1998, a $75.2 million decrease from 1997. Net earnings of $94.9 million, together with a deferral of additional income taxes, were the primary drivers of the positive cash flow, while additional investments in accounts receivable and inventories utilized a portion of the cash flow generated from operations. The addition of President's trade accounts receivable subsequent to the acquisition was the principal contributor to the higher trade accounts receivable balance. A build in finished goods drove the additional investment in inventories in anticipation of the upcoming Girl Scout cookie-selling season. Additionally, higher income tax payments attributable to a $62.0 million increase in pre-tax income over 1997 also used incremental operating cash. Spending on plant and facility closing costs and severance related to exit costs associated with recent acquisitions, while continuing to decline from prior years, accounted for $5.4 million of cash used by operations. Exit cost spending associated with these acquisitions includes noncancelable lease obligations, which are expected to continue through 2006.

    Cash used by investing activities was $510.7 million in 1998 compared to $41.5 million in 1997. The increase in cash used by investing activities in 1998 was primarily attributable to the $444.8 million, net of cash acquired, acquisition of President in September of that year. Capital spending increased $18.4 million over 1997 to $66.8 million. New product modifications, updates and enhancements of production facilities and progress towards the achievement of near-term cost savings and efficiencies in the manufacturing, sales and distribution process drove the increase in capital spending. At year end 1998, Keebler held the idle Atlanta, Georgia manufacturing facility, a distribution center in Kensington, Connecticut and a warehouse in Houston, Texas for sale, and disposition of these facilities was expected to be completed before the end of 1999.

    In 1998, financing activities generated $362.5 million, which was $525.5 million greater than in 1997. The increase in 1998 mainly resulted from proceeds of long-term debt borrowings under $825.0 million of available new debt financing used to fund the acquisition of President. These cash sources were partially offset by the pre-payment of the outstanding term note balance and a $20.0 million repayment on the revolving facility. In 1997, however, financing activities resulted in a net use of $163.0 million. We entered into an amendment and restatement of our prior senior credit agreement, proceeds from which were used to extinguish existing term loans of $153.6 million. The extinguishment was funded primarily by a draw down on the revolving loan facility and $109.8 million under the new term loan. During 1997, the draw down on the revolving loan facility was completely repaid. Additionally, in the fourth quarter of 1997, we extinguished $29.0 million of debt related to the seller note and made $70.0 million in principal pre-payments on the term loan using existing cash resources. The increase in cash provided from financing activities in 1998 was also due to the receipt of $19.8 million of cash proceeds resulting from Bermore exercising a warrant in exchange for 6,135,781 shares of common stock at the time of our initial public offering. Employee stock options were also exercised during the year providing another $0.8 million, while cash totaling $8.6 million was used to repurchase common stock into treasury under the stock repurchase program.

    CAPITAL RESOURCES

    In 1999, our capital resources were provided by the $700.0 million Credit Facility that existed at the end of 1998. In September 1998, a change in our credit agreements was needed to accommodate the additional cash required for the acquisition of President. In order to consummate the acquisition, we entered into the $700.0 million Credit Facility consisting of a $350.0 million revolving facility and a $350.0 million term facility. In addition, we also entered into a $125.0 million bridge facility that was subsequently refinanced with a Receivables Purchase Agreement on January 29, 1999. These new debt facilities replaced the previously available $140.0 million revolving loan facility and an existing term loan which were outstanding in 1998 until the time of the President acquisition. Available borrowings under the revolving facility were $350.0 million and $265.0 million in 1999 and 1998, respectively. Borrowings under the $350.0 million revolving facility in 1999 were $85.0 million, which were all repaid as of January 1, 2000, and in 1998 borrowings were $105.0 million with $20.0 million repaid as of January 2, 1999. There were no borrowings under the $140.0 million revolving loan facility in 1998.

    Capital expenditures for fiscal 2000 are expected to be approximately $85 million, down $15.7 million from 1999. The majority of capital spending in 2000 will be used for the continued improvement in automation to generate additional productivity and cost savings. We anticipate that future capital expenditures will be funded by cash provided from operations and will continue at a level sufficient to support our strategies and operating needs.

    Historically, we have not paid dividends. However, in the first quarter of 2000, Keebler's Board of Directors declared an initial quarterly dividend of $0.1125 per common share. The existing Credit Facility and Notes place limitations on our ability to pay dividends or make other distributions on our common stock. Additionally, the Credit Facility requires us to meet certain financial covenants including a debt to earnings before interest, taxes, depreciation and amortization ratio and cash flow coverage ratios. In addition to these ratios, the credit agreement also requires us to meet net worth and interest coverage ratios. In 1999 and 1998, we met all financial covenants in each of our financing agreements. Total debt was $456.4 million and $654.5 million at January 1, 2000 and January 2, 1999, respectively. Current maturities on the total debt outstanding were $37.3 million and $112.7 million at such respective dates. Cash and cash equivalents on January 1, 2000 and January 2, 1999 were $20.7 million and $23.5 million, respectively. We believe that available cash, as well as amounts available under our debt facilities, will be sufficient to meet normal operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The new statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. However, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment to FASB Statement No. 133." Citing concerns about companies' ability to both modify their information systems for year 2000 readiness and become educated with the new derivatives and hedging standard, the FASB has delayed the effective date on SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. We have not yet determined the impact SFAS No. 133 may have on the consolidated financial statements.

SEASONALITY

    Our net sales, net income and cash flow are affected by the timing of new product introductions, promotional activities, price increases and seasonal biases in the first quarter and second half of the year. The first quarter bias results because substantially all sales of Girl Scout cookies occur in that quarter. The bias in the second half of the year has been due to events and holidays such as back-to-school, Thanksgiving and Christmas. The relative mix between cookie and cracker sales varies throughout the year with stronger cracker sales in the last quarter of the calendar year.

SELF INSURANCE

    We purchase insurance coverage for workers' compensation, as well as general, product and vehicle liability maintaining certain levels of retained risk (self-insured portion). Potential losses relating to claims under the self-insured portion of the policies are accrued in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies." There are no unasserted claims that require a reserve or disclosure in accordance with SFAS No. 5.

YEAR 2000 ISSUE

    The Year 2000 issue arose because many existing computer programs used only the last two digits to refer to a year. As a result, computer programs may not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many businesses were at risk for possible computer application miscalculations or systems failures causing disruptions in business operations. These risks were commonly referred to as the "Y2K issues."

    We performed a comprehensive review of our computer systems and non-information systems to identify potential Y2K issues because we utilize software and related technologies that were anticipated to be impacted by the date change in the year 2000. Our SAP R/3 Enterprise Wide Information Systems ("SAP") and Manugistics software were developed/purchased as Y2K compliant. Additionally, a complete simulation of the SAP production environment was conducted in the second quarter of 1999 and the overall success revealed that the risk factors for potential issues in the year 2000 were minimal for the SAP environment. Our secondary information systems, which are not material to our ability to forecast, manufacture or deliver product, were also corrected or upgraded where needed. We completed our plan to test all business critical systems before the end of the third quarter of 1999 and this testing did not indicate any Y2K issues. Additionally, the results of a comprehensive questionnaire sent to our significant vendors and suppliers indicated that they all intended to be Y2K compliant prior to the end of 1999. We also developed a contingency plan to address potential critical Y2K issues caused internally or by a third party; however, this contingency plan was not needed.

    We incurred costs of $2.9 million in 1999 for becoming Y2K compliant, which were entirely funded by cash provided from operations and expensed as incurred. This spending was exclusive of Y2K issues regarding the President acquisition. Many of the Y2K risks at President were mitigated through our implementation of the SAP and Manugistics software at President facilities in 1999; however, additional spending of $0.1 million was incurred to correct and upgrade President's secondary information systems in order to make them Y2K compliant.

    As of the date of this filing, we have not experienced any Y2K failures with our internal systems or equipment, nor have we detected any Y2K problems affecting any third parties. We will continue to monitor our information systems, facilities, equipment and relationships with third parties regarding the Y2K issue. Although we believe our efforts to address Y2K issues have been adequate, there can be no certainty that failures or problems related to Y2K may not develop in the future. Also, we cannot guarantee that we will not experience unanticipated consequences by undetected errors or defects in the technology used in our internal systems or those of significant third parties. However, we believe no such failure or problem is reasonably likely to materially disrupt our business.

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

FORWARD-LOOKING STATEMENTS

    Certain statements incorporated by reference or made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about:

    o  the competitiveness of the cookie and cracker industry;
    o  the future availability and prices of raw and packaging materials;
    o  potential regulatory obligations;
    o  our strategies;
    o  other statements that are not historical facts and
    o  Year 2000 issues.

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

    Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our current debt structure consists of both fixed and floating rate debt. Interest rate swap agreements are used to effectively manage changes in interest rates related to the majority of our borrowings with the objective of reducing overall interest costs. Sensitivity analysis was used to assess the impact that changes in market prices have on the fair value of interest rate swap agreements. Assuming a ten percent increase in market price, the fair value of the interest rate swap agreements at January 1, 2000, with a notional amount of $334.0 million, would increase the net receivable to $9.7 million, while the impact of a ten percent decrease in market price would reduce the net receivable to $6.0 million. The fair value of the interest rate swap agreements at January 2, 1999, with an assumed ten percent increase in market price and the notional amount of $527.3 million, would increase the net receivable to $3.1 million, while the impact of a ten percent decrease in market price would result in a net payable of $4.4 million. During 1999, an interest rate swap that no longer served as a hedge, with a notional amount of $170.0 million, was recognized in income from operations with a marked-to-market fair value of $2.8 million.

    We enter into commodity futures and options contracts to neutralize the impact of price increases on raw material purchases that are not likely to be recovered through higher prices on our products. We also used sensitivity analysis to assess the potential impact on the fair value of commodity futures and options contracts. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $48.7 million at January 1, 2000 would be impacted by $4.4 million. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $61.7 million at January 2, 1999 would be impacted by $5.8 million.

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


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding our Directors is incorporated by reference to Keebler's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2000 annual meeting.

    Information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K on pages 5 and 6.


ITEM 11.     EXECUTIVE COMPENSATION

    Incorporated by reference to Keebler's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2000 annual meeting.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to Keebler's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2000 annual meeting.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to Keebler's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2000 annual meeting.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this report on pages F-2 to F-31.

     2. The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this report on page S-2.

     3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K unless noted otherwise.

(b)  Exhibits

     See Exhibit Index at page i.

(c)  Financial Statement Schedule

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

                                        KEEBLER FOODS COMPANY
                                             (Registrant)


                        /s/   SAM K. REED
                        --------------------------------------------------------
                        Sam K. Reed
                        President, Chief Executive Officer and Director

                        Date:  March 20, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2000.

/s/  SAM K. REED                                                 /s/  ROBERT P. CROZER
-----------------------------------------------------------      ---------------------------------------------------------
Sam K. Reed                                                      Robert P. Crozer
President, Chief Executive Officer and Director                  Chairman of the Board
(Principal Executive Officer)                                    (Director)


/s/  E. NICHOL MCCULLY                                           /s/  AMOS R. MCMULLIAN
-----------------------------------------------------------      ---------------------------------------------------------
E. Nichol McCully                                                Amos R. McMullian
Senior Vice President and Chief Financial Officer                (Director)
(Principal Financial Officer)


/s/  JAMES T. SPEAR                                              /s/  WAYNE H. PACE
-----------------------------------------------------------      ---------------------------------------------------------
James T. Spear                                                   Wayne H. Pace
Vice President Finance and Corporate Controller                  (Director)
(Chief Accounting Officer)


/s/  JOHNSTON C. ADAMS, JR.                                      /s/  DR. MELVIN T. STITH
-----------------------------------------------------------      ---------------------------------------------------------
Johnston C. Adams, Jr.                                           Dr. Melvin T. Stith
(Director)                                                       (Director)


/s/  FRANKLIN L. BURKE                                           /s/  C. MARTIN WOOD III
-----------------------------------------------------------      ---------------------------------------------------------
Franklin L. Burke                                                C. Martin Wood III
(Director)                                                       (Director)


/s/  G. ANTHONY CAMPBELL                                         /s/  JIMMY M. WOODWARD
-----------------------------------------------------------      ---------------------------------------------------------
G. Anthony Campbell                                              Jimmy M. Woodward
(Director)                                                       (Director)


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                     Keebler Foods Company and Subsidiaries



FINANCIAL STATEMENTS:                                                      PAGE
                                                                           ----

  Report of Independent Accountants.......................................  F-2

  Consolidated Balance Sheets at January 1, 2000 and January 2, 1999......  F-3

  Consolidated Statements of Operations for the years ended
    January 1, 2000, January 2, 1999 and January 3, 1998..................  F-5

  Consolidated Statements of Shareholders' Equity for the years ended
    January 1, 2000, January 2, 1999 and January 3, 1998..................  F-6

  Consolidated Statements of Cash Flows for the years ended
    January 1, 2000, January 2, 1999 and January 3, 1998..................  F-7

  Notes to Consolidated Financial Statements..............................  F-8

FINANCIAL STATEMENT SCHEDULE:

  Report of Independent Accountants.......................................  S-1

  Schedule II - Valuation and Qualifying Accounts.........................  S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF KEEBLER FOODS COMPANY:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Keebler Foods Company and Subsidiaries at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP





Chicago, Illinois
February 1, 2000, except note 18, as to
  which the date is March 6, 2000

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                JANUARY 1, 2000  January 2, 1999
                                                                                ---------------  ---------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                     $    20,717      $    23,515
     Trade accounts and notes receivable, net                                           65,052          141,077
     Inventories, net:
         Raw materials                                                                  34,243           31,722
         Package materials                                                              13,907           13,081
         Finished goods                                                                126,954          120,550
         Other                                                                           1,176            1,024
                                                                                ---------------  ---------------
                                                                                       176,280          166,377

     Deferred income taxes                                                              46,252           57,713
     Other                                                                              27,278           26,636
                                                                                ---------------  ---------------
         Total current assets                                                          335,579          415,318

PROPERTY, PLANT AND EQUIPMENT, NET                                                     553,031          564,524

GOODWILL, NET                                                                          370,188          391,449

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES, NET                                     211,790          226,084

PREPAID PENSION                                                                         33,240           38,205

ASSETS HELD FOR SALE                                                                     6,662            2,972

OTHER ASSETS                                                                            17,693           17,228
                                                                                ---------------  ---------------

         Total assets                                                              $ 1,528,183      $ 1,655,780
                                                                                ===============  ===============

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                F-3

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                JANUARY 1, 2000  January 2, 1999
                                                                                ---------------  ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                          $    37,283      $   112,730
     Trade accounts payable                                                            147,862          143,572
     Other liabilities and accruals                                                    237,447          232,087
     Income taxes payable                                                               23,603           10,779
     Plant and facility closing costs and severance                                     11,290           11,018
                                                                                ---------------  ---------------
         Total current liabilities                                                     457,485          510,186

LONG-TERM DEBT                                                                         419,160          541,765

OTHER LIABILITIES:
     Deferred income taxes                                                             124,389          147,098
     Postretirement/postemployment obligations                                          64,383           63,754
     Plant and facility closing costs and severance                                     12,062           15,563
     Deferred compensation                                                              24,581           19,368
     Other                                                                              16,808           28,745
                                                                                ---------------  ---------------
         Total other liabilities                                                       242,223          274,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock ($.01 par value; 100,000,000 shares authorized and
         none issued)                                                                        -                -
     Common stock ($.01 par value; 500,000,000 shares authorized and
         84,655,874 and 84,125,164 shares issued, respectively)                            846              841
     Additional paid-in capital                                                        182,686          169,532
     Retained earnings                                                                 255,813          167,608
     Treasury stock                                                                    (30,030)          (8,680)
                                                                                ---------------  ---------------
         Total shareholders' equity                                                    409,315          329,301
                                                                                ---------------  ---------------

         Total liabilities and shareholders' equity                                $ 1,528,183      $ 1,655,780
                                                                                ===============  ===============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 F-4

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                         Years Ended
                                                               ----------------------------------------------------------------
                                                                    JANUARY 1, 2000       January 2, 1999       January 3, 1998
                                                               --------------------  --------------------  --------------------
NET SALES                                                              $ 2,667,771           $ 2,226,480           $ 2,065,184

COSTS AND EXPENSES:
    Cost of sales                                                        1,150,553               938,896               888,031
    Selling, marketing and administrative expenses                       1,227,481             1,080,044             1,026,245
    Other                                                                   25,834                11,501                 9,511
    Restructuring and impairment charge                                     66,349                     -                     -
                                                               --------------------  --------------------  --------------------
INCOME FROM OPERATIONS                                                     197,554               196,039               141,397

    Interest (income)                                                       (1,700)               (3,763)               (1,191)
    Interest expense                                                        37,874                30,263                35,038
                                                               --------------------  --------------------  --------------------
INTEREST EXPENSE, NET                                                       36,174                26,500                33,847
                                                               --------------------  --------------------  --------------------
INCOME BEFORE INCOME TAX EXPENSE                                           161,380               169,539               107,550
    Income tax expense                                                      73,175                72,962                45,169
                                                               --------------------  --------------------  --------------------
INCOME BEFORE EXTRAORDINARY ITEM                                            88,205                96,577                62,381

EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt, net of tax                             -                 1,706                 5,396
                                                               --------------------  --------------------  --------------------
NET INCOME                                                             $    88,205           $    94,871           $    56,985
                                                               ====================  ====================  ====================

BASIC NET INCOME PER SHARE:
    Income before extraordinary item                                   $      1.05           $      1.16           $     0.80
    Extraordinary item                                                           -                  0.02                 0.07
                                                               --------------------  -------------------- --------------------
    Net income                                                         $      1.05           $      1.14           $     0.73
                                                               ====================  ==================== ====================
WEIGHTED AVERAGE SHARES OUTSTANDING                                         83,759                83,254               77,604
                                                               ====================  ==================== ====================

DILUTED NET INCOME PER SHARE:
    Income before extraordinary item                                   $      1.01           $      1.10           $     0.77
    Extraordinary item                                                           -                  0.02                 0.07
                                                               --------------------  -------------------- --------------------
    Net income                                                         $      1.01           $      1.08           $     0.70
                                                               ====================  ==================== ====================
WEIGHTED AVERAGE SHARES OUTSTANDING                                         87,645                87,486               80,562
                                                               ====================  ==================== ====================

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                        KEEBLER FOODS COMPANY

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           (IN THOUSANDS)

                                                 COMMON STOCK        ADDITIONAL    RETAINED       TREASURY STOCK
                                            -----------------------     PAID-IN    EARNINGS   -----------------------
                                                 SHARES      AMOUNT     CAPITAL   (DEFICIT)      SHARES      AMOUNT       TOTAL
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------
BALANCE AT DECEMBER 28, 1996                    77,638   $     776   $ 148,613   $  15,752           -   $       -   $ 165,141

    Purchase of treasury shares                      -           -           -           -         (43)        (75)        (75)

    Net income                                       -           -           -      56,985           -           -      56,985
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------

BALANCE AT JANUARY 3, 1998                      77,638         776     148,613      72,737         (43)        (75)    222,051

    Exercise of Bermore warrant                  6,136          61      19,740           -           -           -      19,801

    Purchase of treasury shares                      -           -           -           -        (292)     (8,605)     (8,605)

    Exercise of employee stock options             351           4       1,179           -           -           -       1,183

    Net income                                       -           -           -      94,871           -           -      94,871
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------

BALANCE AT JANUARY 2, 1999                      84,125         841     169,532     167,608        (335)     (8,680)    329,301

    Purchase of treasury shares                      -           -           -           -        (646)    (21,350)    (21,350)

    Exercise of employee stock options             531           5      13,154           -           -           -      13,159

    Net income                                       -           -           -      88,205           -           -      88,205
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------

BALANCE AT JANUARY 1, 2000                      84,656   $     846   $ 182,686   $ 255,813        (981)  $ (30,030)  $ 409,315
                                            =========== =========== =========== =========== =========== =========== ===========





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (IN THOUSANDS)

                                                                                             Years Ended
                                                                       --------------------------------------------------------
                                                                        JANUARY 1, 2000     January 2, 1999     January 3, 1998
                                                                       ----------------    ----------------    ----------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
    Net income                                                              $   88,205          $   94,871          $   56,985
    Adjustments to reconcile net income to cash from
      operating activities:
        Depreciation and amortization                                           84,125              69,125              60,708
        Deferred income taxes                                                  (11,248)             10,075              18,548
        Accretion on Seller Note                                                     -                   -               2,376
        Loss on early extinguishment of debt, net of tax                             -               1,706               3,761
        Loss (gain) on sale of property, plant and equipment                     1,799                 424                (358)
        Restructuring and impairment charge                                     46,071                   -                   -
        Other                                                                        -               1,460                   -
    Changes in assets and liabilities:
        Trade accounts and notes receivable, net                               (26,975)             (5,082)             38,187
        Inventories, net                                                        (9,903)            (13,830)                203
        Income taxes payable                                                    12,824              (4,556)             16,113
        Other current assets                                                      (642)             (2,845)               (966)
        Trade accounts payable and other current liabilities                     9,840                 869              36,806
        Plant and facility closing costs and severance                          (3,641)             (5,373)            (13,715)
    Other, net                                                                   6,771              (2,319)              1,044
                                                                       ----------------    ----------------    ----------------
           Cash provided from operating activities                             197,226             144,525             219,692

CASH FLOWS USED BY INVESTING ACTIVITIES
    Capital expenditures                                                      (100,685)            (66,798)            (48,429)
    Proceeds from property disposals                                             3,904                 917               6,950
    Purchase of President International, Inc., net of cash acquired                  -            (444,818)                  -
                                                                       ----------------    ----------------    ----------------
           Cash used by investing activities                                   (96,781)           (510,699)            (41,479)

CASH FLOWS (USED BY) PROVIDED FROM FINANCING ACTIVITIES
    Purchase of treasury stock                                                 (21,350)             (8,605)                (75)
    Exercise of options and warrant                                              3,203              20,577                   -
    Proceeds from receivables securitization                                   103,000                   -                   -
    Deferred debt issue costs                                                        -              (1,845)             (1,344)
    Long-term debt borrowings                                                        -             425,000             109,750
    Long-term debt repayments                                                 (113,052)           (157,626)           (271,310)
    Revolving facility, net                                                    (85,000)             85,000                   -
    Income tax benefit related to stock options exercised                        9,956                   -                   -
                                                                       ----------------    ----------------    ----------------
           Cash (used by) provided from financing activities                  (103,243)            362,501            (162,979)
                                                                       ----------------    ----------------    ----------------
           (Decrease) increase in cash and cash equivalents                     (2,798)             (3,673)             15,234
           Cash and cash equivalents at beginning of period                     23,515              27,188              11,954
                                                                       ----------------    ----------------    ----------------
           Cash and cash equivalents at end of period                       $   20,717          $   23,515          $   27,188
                                                                       ================    ================    ================

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                F-7

                             KEEBLER FOODS COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

BUSINESS AND OWNERSHIP

    Keebler Foods Company ("the Company" or "Keebler"), a manufacturer and distributor of food products, was acquired by INFLO Holdings Corporation ("INFLO") on January 26, 1996. INFLO was owned by Artal Luxembourg S. A. ("Artal"), a private investment company, Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company, Bermore, Limited ("Bermore"), a privately held corporation and the parent of G.F. Industries, Inc. ("GFI") and certain members of Keebler's current management. On November 20, 1997, INFLO was merged into Keebler Corporation (the "Merger"), and subsequently changed its name to Keebler Foods Company. The financial statements as of and for all periods subsequent to January 26, 1996 have been restated to reflect the Merger as if it had been effective January 26, 1996. On January 29, 1998, Keebler made an initial public offering of 13,386,661 shares of common stock ("the
Offering"). As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore so that its ownership of outstanding stock increased to approximately 55%. Concurrent with the Offering, Bermore exercised a warrant to purchase 6,135,781 shares of common stock that had been issued in conjunction with the acquisition of Sunshine Biscuits, Inc. ("Sunshine"). The exercise of the warrant resulted in Keebler receiving $19.8 million of cash proceeds. Artal and Bermore sold all of the shares in the Offering, with none of the proceeds going to Keebler. In addition, during 1998, Bermore, through a series of transactions, transferred its shares held to Claremont Enterprises, Limited ("Claremont"), a privately held Bahamian limited company. On January 21, 1999, Keebler made a secondary public offering of 16,200,000 shares of common stock. Artal and Claremont sold all of the shares, with no proceeds going to Keebler. As a result, Artal's ownership percentage decreased from approximately 21% to 2% and Claremont's ownership percentage was reduced from approximately 6% to 5% of the outstanding common stock. Management's ownership remained at approximately 2% and Flowers' ownership remained at approximately 55%. During 1999, all remaining shares owned by both Artal and Claremont were sold in the open market. Keebler is comprised of primarily the following wholly-owned subsidiaries: Keebler Company, Bake-Line Products, Inc. ("Bake-Line"), Sunshine, President International, Inc. ("President"), Keebler Leasing Corp., Keebler Funding Corporation and Johnston's Ready Crust Company. On January 4, 1999, Keebler engaged in a series of corporate-entity transactions that resulted in Sunshine and President being merged into Keebler Company. Consequently, these former subsidiaries of Keebler Foods Company are currently wholly-owned subsidiaries of Keebler Company. Additional operating subsidiaries of Keebler Company include Elfin Equity Company, L.L.C., Hollow Tree Company, L.L.C., Hollow Tree Financial Company, L.L.C. and Godfrey Transport, Inc.

FISCAL YEAR

    Keebler's fiscal year consists of thirteen four week periods (fifty-two or fifty-three weeks) and ends on the Saturday nearest December 31. The 1999 and 1998 fiscal years consisted of fifty-two weeks and the 1997 fiscal year consisted of fifty-three weeks.

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

    Results of operations for President from September 28, 1998, have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of fiscal year 1997. The unaudited pro forma information includes adjustments for interest expense that would have been incurred related to financing the purchase, additional depreciation of the property, plant and equipment acquired and amortization of the trademarks, trade names, other intangibles and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been reported had the President acquisition been effected on the assumed date.

                                                      Unaudited
(IN THOUSANDS, EXCEPT PER SHARE DATA)           For the Years Ended
                                        ------------------------------------
                                          January 2, 1999    January 3, 1998
                                        -----------------  -----------------
Net sales..............................      $    2,583.5       $    2,501.5
Income before extraordinary item.......      $      104.7       $       56.7
Net income.............................      $      102.7       $       49.3
Diluted net income per share:
    Income before extraordinary item...      $       1.20       $       0.70
    Net income.........................      $       1.18       $       0.61


3.  RESTRUCTURING AND IMPAIRMENT CHARGE

    As part of the continuing process of integrating the business of President into the Company's operations, on May 14, 1999, Keebler announced the decision to close its manufacturing facility in Sayreville, New Jersey due to excess capacity within the Company's 15-plant manufacturing network. As a result, a pre-tax restructuring and impairment charge to operating income of $66.3 million was recorded in 1999. The restructuring and impairment charge included $20.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million was non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the acquisition of Sunshine in June 1996. The impairment charge for equipment at other locations resulted from a combination of factors. The acquisition of President brought a new capability to Keebler's production network. The President baking process is principally based on shorter, more flexible ovens compared to the larger ovens common to Keebler and Sunshine bakeries. This new capability resulted in a comprehensive analysis of system-wide production needs. The acquisition and resulting exit plans of Keebler, Sunshine and President, when considered together, resulted in redundant productive equipment, which ultimately became idle.

                              KEEBLER FOODS COMPANY

3.  RESTRUCTURING AND IMPAIRMENT CHARGE (CONTINUED)

    The original $69.2 million charge recorded in the second quarter of 1999 was reduced by a fourth quarter adjustment of $2.9 million. The adjustment was for costs related to severance and other exit costs from the facility due to lower-than-expected severance costs and an earlier-than-expected disposal of the facility. Of the total $66.3 million charge, approximately $65.6 million was recorded as plant and facility closing costs and severance, with the remaining $0.7 million recorded as other liabilities and accruals. Approximately 650 employees were expected to be terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions. At January 1, 2000, approximately 595 employees under union contract and approximately 45 employees not under union contract had been terminated.

    The following table sets forth the activity related to the liabilities accrued in conjunction with the restructuring and impairment charge:

                                      January 2,                                                      JANUARY 1,
(IN THOUSANDS)                              1999       Provision        Spending      Adjustment            2000
                                  --------------  --------------  --------------  --------------  --------------
   Severance...............         $         -    $     15,564     $   (12,442)    $    (1,085)    $     2,037
   Facility closure........                   -           4,570            (438)         (1,565)          2,567
   Fixed asset impairment..                   -          37,824         (37,824)              -               -
   Goodwill impairment.....                   -           7,600          (7,600)              -               -
   Other...................                   -           3,650          (1,724)           (209)          1,717
                                  --------------  --------------  --------------  --------------  --------------
       Total...............         $         -    $     69,208     $   (60,028)    $    (2,859)    $     6,321
                                  ==============  ==============  ==============  ==============  ==============

    At January 1, 2000, $6.0 million remained for plant and facility closing costs and severance accruals and $0.3 million for other liabilities and accruals. Substantially all of the remaining severance liability is expected to be spent in 2000, as nearly all employees have been terminated. Production at the Sayreville, New Jersey manufacturing facility ceased on September 3, 1999. Spending for exit costs associated with the closure of the facility will continue into the year 2000 as the facility is prepared for sale. Spending for exit costs related to the facility closure is expected to continue for eighteen months or until the facility is disposed of, whichever occurs earlier. The majority of the remaining reserves are cash costs.


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the relatively short maturity of these investments.

TRADE ACCOUNTS RECEIVABLE

    Substantially all of Keebler's trade accounts receivable are from retail dealers and wholesale distributors. Keebler performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade accounts receivable, as shown on the consolidated balance sheets, were net of allowances of $8.6 million as of January 1, 2000 and $7.8 million as of January 2, 1999.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined principally by the last-in, first-out ("LIFO") method. Inventories stated under the LIFO method represent approximately 94% of total inventories at both January 1, 2000 and at January 2, 1999. Because Keebler has adopted a natural business unit single pool approach to determining LIFO inventory cost, classification of the LIFO reserve by inventory component is impractical. There was no reserve required at January 1, 2000 or January 2, 1999 to state the inventory on a LIFO basis.

                              KEEBLER FOODS COMPANY

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    At January 1, 2000 and January 2, 1999, inventories are shown net of an allowance for slow-moving and aged inventory of $6.7 million and $9.6 million, respectively.

    Keebler often enters into exchange traded commodity futures and options contracts to protect or hedge against adverse raw material price movements related to anticipated inventory purchases. Realized gains or losses on contracts are determined based on the stated market value at the time the contracts are liquidated or expire and are deferred in inventory until the underlying raw material is purchased. Gains or losses realized from the liquidation or expiration of the contracts are recognized as part of the cost of raw materials. Cost of sales was increased by losses on futures and options transactions of $9.2 million, $7.1 million and $3.8 million in the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. The notional amount of open futures and options contracts at January 1, 2000 and January 2, 1999 was $48.7 million and $61.7 million, respectively. The fair values of the open futures and options contracts at January 1, 2000 and January 2, 1999, based on the stated market value at those dates, were $44.1 million and $57.9 million, respectively. The open contracts at January 1, 2000, will expire between March 2000 and December 2000.

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

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES

    Trademarks, trade names and other intangibles are stated at cost and are amortized on a straight-line basis over a period of twenty to forty years. Accumulated amortization of trademarks, trade names and other intangibles was $18.9 million and $11.8 million at January 1, 2000 and January 2, 1999, respectively.

GOODWILL

    Goodwill represents the excess cost over the fair value of the tangible and identifiable intangible net assets of acquired businesses. Goodwill is amortized on a straight-line basis over a period of forty years. Accumulated amortization of goodwill was $14.7 million and $4.9 million at January 1, 2000 and January 2, 1999, respectively.

REVENUE RECOGNITION

    Revenue from the sale of products is recognized at the time of the shipment to customers.

RESEARCH AND DEVELOPMENT

    Activities related to new product development and major improvements to existing products and processes are expensed as incurred and were $13.1 million for the year ended January 1, 2000, and $10.2 million for the years ended January 2, 1999 and January 3, 1998, respectively.

ADVERTISING AND CONSUMER PROMOTION

    Advertising and consumer promotion costs are generally expensed when incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was $87.3 million, $87.2 million and $67.6 million for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. There were no deferred advertising costs at January 1, 2000 or January 2, 1999.

                              KEEBLER FOODS COMPANY

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS

    Keebler uses derivative financial instruments as part of an overall strategy to manage market risk. Keebler uses forward commodity futures and options contracts to hedge existing or future exposures to changes in commodity prices. Interest rate swap agreements are used to reduce the impact of changes in interest rates. Keebler does not enter into these derivative financial instruments for trading or speculative purposes (See Note 8).

INCOME TAXES

    The consolidated financial statements reflect the application of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." Keebler files a consolidated federal income tax return.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The new statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. However, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment to FASB Statement No. 133." Citing concerns about companies' ability to both modify their information systems for year 2000 readiness and become educated with the new derivatives and hedging standard, the FASB has delayed the effective date on SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. We have not yet determined the impact SFAS No. 133 may have on the consolidated financial statements.

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                              KEEBLER FOODS COMPANY

5.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment, including related accumulated depreciation follows:

(IN THOUSANDS)                             JANUARY 1, 2000    January 2, 1999
                                         -----------------  -----------------
Land................................         $     16,290       $     18,374
Buildings...........................              138,288            140,907
Machinery and equipment.............              437,032            424,574
Office furniture and fixtures.......               90,266             76,447
Delivery equipment..................                6,689              7,208
Construction in progress............               68,156             51,717
                                         -----------------  -----------------
                                                  756,721            719,227
Accumulated depreciation............             (203,690)          (154,703)
                                         -----------------  -----------------
     Total..........................         $    553,031       $    564,524
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


6.  ASSETS HELD FOR SALE

    On May 14, 1999, management announced the closure of the Sayreville, New Jersey manufacturing facility in order to eliminate excess capacity within Keebler's manufacturing network. As part of the total restructuring and impairment charge, the Sayreville facility was placed for sale together with other idle machinery and equipment held at various Keebler facilities. Disposition of the remaining assets held for sale is expected to occur within the next eighteen months without a significant gain or loss.

    Also in 1999, land in Fort Worth, Texas, which had been acquired in conjunction with the President acquisition in 1998, was placed for sale. This land, along with a warehouse in Houston, Texas and a distribution center in Kensington, Connecticut, which had both been held for sale during 1998, were disposed of in the current year without a significant gain or loss. Additionally, in June 1999, the Atlanta, Georgia manufacturing facility, which had been held for sale, was sold for $1.2 million with a realized loss of approximately $0.6 million. During 1998, Keebler had recognized an impairment charge of $0.9 million in order to reflect the Atlanta, Georgia manufacturing facility at fair value.


7.  OTHER CURRENT LIABILITIES AND ACCRUALS

    Other current liabilities and accruals consisted of the following at January 1, 2000 and January 2, 1999:

(IN THOUSANDS)                             JANUARY 1, 2000    January 2, 1999
                                         -----------------  -----------------

Self insurance reserves.............         $     52,266       $     52,202
Employee compensation...............               72,527             73,017
Marketing and consumer promotions...               60,954             53,027
Other...............................               51,700             53,841
                                         -----------------  -----------------
     Total..........................         $    237,447       $    232,087
                                         =================  =================

                              KEEBLER FOODS COMPANY

7.  OTHER CURRENT LIABILITIES AND ACCRUALS (CONTINUED)

    Keebler obtains insurance to manage potential losses and liabilities related to workers' compensation, health and welfare claims and general, product and vehicle liability. Keebler has elected to retain a significant portion of the expected losses through the use of deductibles and stop-loss limitations. Provisions for losses expected under these programs are recorded based on Keebler's estimates of aggregate liability for claims incurred. These estimates utilize Keebler's prior experience and actuarial assumptions provided by the Company's insurance carrier. The total estimated liability for these losses at January 1, 2000 and January 2, 1999 was $52.3 million and $52.2 million, respectively, and is included in other current liabilities and accruals. Keebler has collateralized its liability for potential self-insurance losses in several states by obtaining standby letters of credit which aggregate to approximately $18.6 million.


8.  DEBT AND LEASE COMMITMENTS

DEBT

    Long-term debt consisted of the following at January 1, 2000 and January 2, 1999:

(IN THOUSANDS)                       Interest Rate       Final Maturity    JANUARY 1, 2000    January 2, 1999
                                   ---------------  -------------------  -----------------  -----------------
Bridge Facility................             6.263%   September 26, 1999     $           -      $      75,000
Revolving Facility.............             5.843%   September 28, 2004                 -             85,000
Term Facility..................             5.814%   September 28, 2004           314,000            350,000
Senior Subordinated Notes......            10.750%         July 1, 2006           124,400            124,400
Other Senior Debt..............            Various            2001-2005            10,455             11,805
Capital Lease Obligations......            Various            2002-2042             7,588              8,290
                                                                         -----------------  -----------------
                                                                                  456,443            654,495
Less: Current maturities.......                                                    37,283            112,730
                                                                         -----------------  -----------------
     Total.....................                                             $     419,160      $     541,765
                                                                         =================  =================

    At January 1, 2000 and January 2, 1999, Keebler's primary credit financing was provided by a $700.0 million Credit Facility, consisting of $350.0 million under the Revolving Facility and $350.0 million under the Term Facility. At January 2, 1999, financing was also provided under a $125.0 million Bridge Facility.

    The current outstanding balance on the Term Facility at January 1, 2000, was $314.0 million, with quarterly scheduled principal payments through the final maturity of September 2004. The Revolving Facility, with no outstanding balance and an available balance of $350.0 million at January 1, 2000, also has a final maturity of September 2004, but with no scheduled principal payments. Certain letters of credit totaling $28.7 million reduce the available balance on the Revolving Facility. Any unused borrowings under the Revolving Facility are subject to a commitment fee. The current commitment fee will vary from 0.125% - 0.30% based on the relationship of debt to adjusted earnings. At January 1, 2000, the commitment fee was 0.125%.

    At January 2, 1999, the outstanding balance on the Term Facility was $350.0 million and the Revolving Facility had an outstanding balance of $85.0 million and an available balance of $265.0 million. Certain letters of credit totaling $42.2 million reduced the available balance on the Revolving Facility and any unused borrowings under the Revolving Facility were subject to a commitment fee. The commitment fee varied from 0.125% - 0.30% based on the relationship of debt to adjusted earnings with a minimum commitment fee of 0.20% required through March 28, 1999. The outstanding balance on the Bridge Facility at January 2,
1999, was $75.0 million, with an additional $50.0 million in available borrowings.

    Interest on the Credit Facility is calculated based on a base rate plus applicable margin. The base rate can, at Keebler's option, be: i) the higher of the base domestic lending rate as established by the administrative agent for the lender of the Credit Facility, or the Federal Funds Rate plus one-half of one percent or ii) a reserve percentage adjusted LIBO Rate as offered by the administrative agent. The Credit Facility requires Keebler to meet certain financial covenants including debt to earnings before interest, taxes, depreciation and amortization ratio and cash flow coverage ratios. Interest on the Bridge Facility was calculated in the same manner as the Credit Facility and also was restricted by the same financial covenants.

                              KEEBLER FOODS COMPANY

8.  DEBT AND LEASE COMMITMENTS (CONTINUED)

    The $75.0 million Bridge Facility outstanding at January 2, 1999, that had a final maturity of September 1999, with no scheduled principal payments, was refinanced on January 29, 1999. Keebler entered into a Receivables Purchase Agreement ("Agreement") to replace the $75.0 million of debt held under the Bridge Facility, allowing funds to be borrowed at a lower cost to the Company. The accounting for this Agreement is governed by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the guidelines of SFAS No. 125, a special-purpose entity was created, Keebler Funding Corporation, as a subsidiary of Keebler Foods Company. All transactions under this Agreement occur through Keebler Funding Corporation and are treated as a sale of accounts receivable and not as a debt instrument. At January 1, 2000, a net $103.0 million of accounts receivable had been sold at fair value, which is below the maximum amount currently available under the Agreement.

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

    At January 3, 1998, Keebler's primary credit financing was provided by a $380.0 million Second Amended and Restated Credit Agreement ("Credit Agreement") consisting of a $140.0 million Revolving Loan facility and a $240.0 million Term Loan of which the outstanding balance at January 3, 1998 was $156.0 million. The amendment to the Credit Agreement was entered into on April 8, 1997, to obtain more favorable terms, fees and interest rates. The interest expense, including commitment fee, on the Credit Agreement was calculated in substantially the same manner as is done under the current Credit Facility.

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

     On November 21, 1997, Keebler settled a Seller Note with a payment of $31.7 million funded through working capital. Keebler assumed the $32.5 million Seller Note, previously held by INFLO, as a result of the Merger. The Seller Note did not bear interest until January 26, 1999 and was recorded at a discounted value of $24.4 million on January 26, 1996. The discount was being amortized over three years at an effective interest rate of 10.0%. Keebler recorded a before-tax extraordinary charge of $2.6 million on the early extinguishment of debt. The related after-tax charge was $1.6 million.

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

    Interest of $37.5 million, $24.0 million and $39.0 million was paid on debt for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

    Aggregate scheduled annual maturities of long-term debt as of January 1, 2000 are as follows:

(IN THOUSANDS)

2000.......................................        $    37,283
2001.......................................             42,162
2002.......................................             68,647
2003.......................................            105,596
2004.......................................             75,769
2005 and thereafter........................            126,986
                                            -------------------
     Total.................................        $   456,443
                                            ===================

                              KEEBLER FOODS COMPANY

8.  DEBT AND LEASE COMMITMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair market value of financial instruments, which includes short- and long-term borrowings, was estimated using discounted cash flow analyses based on current interest rates which would be obtained for similar financial instruments. The carrying value of cash and cash equivalents and short-term debt approximates fair value because of the short-term maturity of the instruments. The fair value of long-term debt was $417.2 million and $536.6 million at January 1, 2000 and January 2, 1999, respectively, which was based on current rates offered to Keebler for similar debt with the same maturities.

    Keebler uses interest-rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed rate instrument. The interest rate swap agreements result in Keebler paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. The fair values of the swap agreements were obtained from the Bank of Nova Scotia and were estimated using market prices at each respective year end. The fair values of the swap agreements are typically not recognized in the financial statements as Keebler accounts for the agreements as hedges. In 1998, Keebler had entered into four swap transactions expiring between 2001 and 2004. There were no new swap transactions entered into during 1999.

    On July 1, 1998, Keebler entered into a swap transaction with the Bank of Nova Scotia, who also serves as the administrative agent for the lenders under the Credit Facility, which matures on July 1, 2001. The swap transaction had the effect of converting the fixed rate of 10.75% on $124.0 million of the Notes to a rate of 11.33% through July 3, 2000. In addition, on September 30, 1998 and October 5, 1998, Keebler entered into two swap transactions with the Bank of Nova Scotia both maturing on September 30, 2004. Each swap transaction converts the base rate on $105.0 million of the Credit Facility to fixed rate debt of 5.084% and 4.89%, respectively. The estimated fair values of the hedged swap agreements at January 1, 2000 and January 2, 1999, were a net receivable of $7.9 million and $1.1 million, respectively.

    In 1999, Keebler also maintained an interest rate swap that no longer served as a hedge with the Bank of Nova Scotia, which has a notional amount of $170.0 million and a fixed rate obligation of 5.0185% through February 1, 2001. During the year, $2.8 million was recognized in income from operations in order to mark-to-market the interest rate swap. The receivable resulting from this transaction was recorded as a $0.5 million current receivable in other current assets and a $2.3 million long-term receivable in other assets in the consolidated balance sheet.

LEASE COMMITMENTS

    Assets recorded under capitalized lease agreements included in property, plant and equipment consist of the following:

(IN THOUSANDS)                     JANUARY 1, 2000      January 2, 1999
                               -------------------  -------------------

Land..........................      $         980        $         980
Buildings.....................              2,894                2,894
Machinery and equipment.......              2,842                2,853
Other leased assets...........                  1                    1
                               -------------------  -------------------
                                            6,717                6,728
Accumulated depreciation......               (417)                (242)
                               -------------------  -------------------
     Total....................      $       6,300        $       6,486
                               ===================  ===================

                              KEEBLER FOODS COMPANY

8.  DEBT AND LEASE COMMITMENTS (CONTINUED)

    Future minimum lease payments under scheduled capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                      Capital          Operating
(IN THOUSANDS)                                         Leases             Leases
                                               --------------     --------------

2000..........................................   $     1,046        $    32,230
2001..........................................         1,063             26,690
2002..........................................         1,390             21,375
2003..........................................           449             18,725
2004..........................................         4,827             11,152
2005 and thereafter...........................         1,324             24,312
                                               --------------     --------------
Total minimum payments........................        10,099        $   134,484
                                                                  ==============
Amount representing interest..................        (2,511)
                                               --------------
Obligations under capital lease...............         7,588
Obligations due within one year...............          (670)
                                               --------------
Long-term obligations under capital leases....   $     6,918
                                               ==============

    Rent expense for all operating leases was $50.1 million, $38.7 million and $36.1 million for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.


9.  PLANT AND FACILITY CLOSING COSTS AND SEVERANCE

    During 1998, as part of accounting for the acquisition of President, Keebler recognized costs pursuant to a plan to exit certain activities and operations of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the allocation of the purchase price and totaled $12.8 million. Staff reductions were estimated at $6.7 million, with the balance of the reserves allocated to costs associated with manufacturing, sales and distribution facility closings, which principally include lease termination and carrying costs. Initially, it was estimated that 410 employees were to be terminated as a result of this plan, of which approximately 175 employees were represented by a union. At January 1, 2000, approximately 40 employees not under union contract had been terminated. In addition, during the year management reviewed its exit plan and made a determination that approximately 110 employees not under union contract, would not be terminated. During the year ended January 1, 2000, Keebler adjusted accruals previously established in the accounting for the President acquisition by reducing goodwill and other intangibles by $4.5 million to recognize exit costs that are now expected to be less than initially anticipated. The remainder of management's exit plan is expected to be substantially complete before the end of 2000, with only noncancelable lease obligations to be paid over the next six years concluding in 2006.

    During 1996, as part of acquiring Keebler and Sunshine, management adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of manufacturing, distribution and sales force facilities and information system exit costs. Severance, outplacement and other related costs associated with staff reductions were initially estimated at $30.7 million. Costs incurred related to the closing of manufacturing, distribution and sales force facilities, which include primarily severance and lease termination and carrying costs, were expected to total $39.9 million. Approximately 1,420 employees were terminated as a result of this plan. An additional $6.8 million was anticipated for lease costs related to exiting legacy information systems. During the year ended January 1, 2000, Keebler adjusted accruals previously established in the accounting for the Keebler acquisition by reducing goodwill and other intangibles by $0.5 million and reversing $1.3 million into income from operations to recognize exit costs that are now expected to be less than initially anticipated. The $1.3 million was credited to operating income as it had originally been charged to income from operations in the year ended January 3, 1998, January 2, 1999 or January 1, 2000. During the year ended January 2, 1999, Keebler also adjusted accruals
previously   established   in  the  accounting  for  the  Keebler  and  Sunshine
acquisitions by reducing goodwill and other intangibles by $3.7 million to recognize exit costs that are now expected to be less than initially anticipated. Only noncancelable lease obligations are anticipated to extend beyond 2000, to be paid over the next six years concluding in 2006.

                              KEEBLER FOODS COMPANY

9.  PLANT AND FACILITY CLOSING COSTS AND SEVERANCE (CONTINUED)

    In addition, during the years ended January 1, 2000, January 2, 1999 and January 3, 1998, Keebler expensed an additional $0.8 million, $2.8 million and $2.7 million, respectively. These charges were principally for costs related to the closure of distribution facilities not included in the original plan adopted by management for the acquisition of Keebler Company.

    The following table sets forth the activity in Keebler's plant and facility closing costs and severance liabilities exclusive of the liabilities resulting from the restructuring and impairment charge recorded in 1999:

(IN THOUSANDS)                  December 28, 1996       Provision        Spending      Adjustment    January 3, 1998
                              -------------------  --------------  --------------  --------------  -----------------
KEEBLER COMPANY
---------------
   Severance............           $       3,293       $      85        $ (3,147)      $       -       $        231
   Facility closure.....                  13,933           2,482          (3,910)              -             12,505
   Other................                   3,771             100          (1,976)              -              1,895
                              -------------------  --------------  --------------  --------------  -----------------
       Subtotal.........                  20,997           2,667          (9,033)              -             14,631
                              -------------------  --------------  --------------  --------------  -----------------

SUNSHINE BISCUITS, INC.
-----------------------
   Severance............           $       3,114       $       -       $  (3,002)      $       -       $        112
   Facility closure.....                  11,873               -          (4,138)              -              7,735
   Other................                       -               -               -               -                  -
                              -------------------  --------------  --------------  --------------  -----------------
       Subtotal.........                  14,987               -          (7,140)              -              7,847
                              -------------------  --------------  --------------  --------------  -----------------

         TOTAL..........           $      35,984       $   2,667       $ (16,173)      $       -       $     22,478
                              ===================  ==============  ==============  ==============  =================

(IN THOUSANDS)                    January 3, 1998       Provision        Spending      Adjustment    January 2, 1999
                              -------------------  --------------  --------------  --------------  -----------------
KEEBLER COMPANY
---------------
   Severance............           $         231       $     139       $    (293)      $     (28)      $         49
   Facility closure.....                  12,505           2,662          (3,265)           (418)            11,484
   Other................                   1,895               -          (1,689)           (182)                24
                              -------------------  --------------  --------------  --------------  -----------------
       Subtotal.........                  14,631           2,801          (5,247)           (628)            11,557
                              -------------------  --------------  --------------  --------------  -----------------

SUNSHINE BISCUITS, INC.
-----------------------
   Severance............           $         112       $       -       $     (26)      $       -       $         86
   Facility closure.....                   7,735               -          (2,388)         (3,120)             2,227
   Other................                       -               -               -               -                  -
                              -------------------  --------------  --------------  --------------  -----------------
       Subtotal.........                   7,847               -          (2,414)         (3,120)             2,313
                              -------------------  --------------  --------------  --------------  -----------------

PRESIDENT INTERNATIONAL, INC.
-----------------------------
   Severance............           $           -       $   6,653       $     (59)      $       -       $      6,594
   Facility closure.....                       -           5,670               -               -              5,670
   Other................                       -             447               -               -                447
                              -------------------  --------------  --------------  --------------  -----------------
       Subtotal.........                       -          12,770             (59)              -             12,711
                              -------------------  --------------  --------------  --------------  -----------------

         TOTAL..........           $      22,478       $  15,571       $  (7,720)      $  (3,748)      $     26,581
                              ===================  ==============  ==============  ==============  =================


                              KEEBLER FOODS COMPANY

9.  PLANT AND FACILITY CLOSING COSTS AND SEVERANCE (CONTINUED)

(IN THOUSANDS)                    January 2, 1999       Provision        Spending      Adjustment    JANUARY 1, 2000
                              -------------------  --------------  --------------  --------------  -----------------
KEEBLER COMPANY
---------------
   Severance............           $          49       $      25       $     (50)      $       -       $         24
   Facility closure.....                  11,484             751          (2,646)         (1,760)             7,829
   Other................                      24               -             (14)            (10)                 -
                              -------------------  --------------  --------------  --------------  -----------------
       Subtotal.........                  11,557             776          (2,710)         (1,770)             7,853
                              -------------------  --------------  --------------  --------------  -----------------

SUNSHINE BISCUITS, INC.
-----------------------
   Severance............           $          86       $       -       $     (23)      $       -       $         63
   Facility closure.....                   2,227               -            (265)              -              1,962
   Other................                       -               -               -               -                  -
                              -------------------  --------------  --------------  --------------  -----------------
       Subtotal.........                   2,313               -            (288)              -              2,025
                              -------------------  --------------  --------------  --------------  -----------------

PRESIDENT INTERNATIONAL, INC.
-----------------------------
   Severance............           $       6,594       $       -       $    (576)      $  (3,189)      $      2,829
   Facility closure.....                   5,670               -             (83)           (991)             4,596
   Other................                     447               -            (118)           (319)                10
                              -------------------  --------------  --------------  --------------  -----------------
       Subtotal.........                  12,711               -            (777)         (4,499)             7,435
                              -------------------  --------------  --------------  --------------  -----------------

         TOTAL..........           $      26,581       $     776       $  (3,775)      $  (6,269)      $     17,313
                              ===================  ==============  ==============  ==============  =================


10. EMPLOYEE BENEFIT PLANS

    The Retirement Plan for Salaried and Certain Hourly-Paid Employees of Keebler Company (the "pension plan") is a trusteed, noncontributory, defined-benefit, pension plan. The pension plan covers certain salaried and hourly-paid employees. Assets held by the pension plan consist primarily of common stocks, government securities, bonds, mortgages and money market funds. Benefits provided under the pension plan are primarily based on years of service and the employee's final level of compensation. Keebler's funding policy is to contribute annually not less than the ERISA minimum funding requirements. Effective December 31, 1998, the pension plans of President were merged with Keebler's pension plan.

    Pension expense included the following components:

                                                                                 Years Ended
                                                          -------------------------------------------------------
(IN THOUSANDS)                                              JANUARY 1, 2000    January 2, 1999    January 3, 1998
                                                          -----------------  -----------------  -----------------
Service cost..........................................         $    13,364        $     9,040        $     8,560
Interest cost.........................................              32,841             31,080             29,673
Expected return on plan assets........................             (41,887)           (39,352)           (37,935)
Amortization of prior service cost....................                 689                689                  -
Amortization of net loss..............................                  43                  -                  -
                                                          -----------------  -----------------  -----------------
Pension expense.......................................         $     5,050        $     1,457        $       298
                                                          =================  =================  =================

    The expected long-term rate of return on plan assets was 8.7% for the year ended January 1, 2000 and 9.0% for the years ended January 2, 1999 and January 3, 1998, respectively.

                             KEEBLER FOODS COMPANY

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The funded status of Keebler's pension plan and amounts recognized in the consolidated balance sheets are as follows:

(IN THOUSANDS)                                                                  JANUARY 1, 2000        January 2, 1999
                                                                            -------------------    -------------------
Change in projected benefit obligation:
  Benefit obligation at beginning of year.............................        $       (520,312)      $       (437,334)
  Service cost........................................................                 (13,364)                (9,040)
  Interest cost.......................................................                 (32,841)               (31,080)
  Amendments..........................................................                       -                 (4,874)
  Actuarial gain (loss)...............................................                  60,261                (45,871)
  Acquisition.........................................................                       -                (22,805)
  Benefits and expenses paid..........................................                  30,009                 30,692
  Curtailment gain....................................................                     897                      -
                                                                            -------------------    -------------------
  Benefit obligation at year end......................................                (475,350)              (520,312)
                                                                            -------------------    -------------------

Change in plan assets:
  Fair value of plan assets at beginning of year......................                 565,710                499,379
  Actual return on plan assets........................................                   2,253                 77,731
  Employer contributions..............................................                     115                      -
  Acquisition.........................................................                       -                 19,292
  Benefits and expenses paid..........................................                 (30,009)               (30,692)
                                                                            -------------------    -------------------
  Fair value of plan assets at year end...............................                 538,069                565,710
                                                                            -------------------    -------------------
  Funded status.......................................................                  62,719                 45,398
  Unrecognized actuarial gain.........................................                 (37,209)               (16,538)
  Unrecognized prior service cost.....................................                   7,730                  9,230
  Contributions subsequent to measurement date........................                       -                    115
                                                                            -------------------    -------------------
  Prepaid pension.....................................................        $         33,240       $         38,205
                                                                            ===================    ===================

    The pension plan uses the September 30 preceding the fiscal year end as the measurement date. Assumptions used in accounting for the pension plan at each of the respective year ends are as follows:

                                                                                   Years Ended
                                                              ------------------------------------------------------
                                                               JANUARY 1, 2000    January 2, 1999    January 3, 1998
                                                              ----------------  -----------------  -----------------
Discount rate.........................................                    7.5%               6.5%               7.3%
Rate of compensation level increases..................                    4.5                4.0                4.0


    As a result of the closure of the Sayreville, New Jersey manufacturing facility in 1999, the plan recognized a net curtailment gain of $0.1 million resulting from a liability gain of $0.9 million offset by the recognition of $0.8 million of unrecognized prior service cost.

    The plan assets, as of January 1, 2000 and January 2, 1999, include a real estate investment of $3.1 million in a distribution center which is under an operating lease to Keebler.

    In addition to the pension plan, Keebler also maintains an unfunded supplemental retirement plan for certain highly compensated former executives and an unfunded plan for certain highly compensated current and former executives ("the excess retirement plan"). Benefits provided are based on years of service.

                              KEEBLER FOODS COMPANY

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The supplemental retirement plan expense includes the following components:

                                                                                   Years Ended
                                                          ----------------------------------------------------------
(IN THOUSANDS)                                               JANUARY 1, 2000     January 2, 1999     January 3, 1998
                                                          ------------------  ------------------  ------------------
Interest cost........................................       $           698     $           722     $           732
                                                          ------------------  ------------------  ------------------
Plan expense.........................................       $           698     $           722     $           732
                                                          ==================  ==================  ==================

    The unfunded status of the supplemental retirement plan and the amounts recognized in the consolidated balance sheets are as follows:

(IN THOUSANDS)                                                                  JANUARY 1, 2000          January 2, 1999
                                                                            -------------------     --------------------
Change in projected benefit obligation:
  Benefit obligation at beginning of year.............................        $        (11,119)       $         (10,303)
  Interest cost.......................................................                    (698)                    (722)
  Actuarial gain (loss)...............................................                     944                     (844)
  Benefits and expenses paid..........................................                     640                      750
                                                                            -------------------     --------------------
  Benefit obligation at year end......................................                 (10,233)                 (11,119)
  Fair value of plan assets...........................................                       -                        -
                                                                            -------------------     --------------------
  Funded status.......................................................                 (10,233)                 (11,119)
  Unrecognized actuarial loss (gain)..................................                    (558)                     387
  Benefit payments subsequent to measurement date.....................                     168                      109
                                                                            -------------------     --------------------
  Accrued obligation..................................................        $        (10,623)       $         (10,623)
                                                                            ===================     ====================

    The excess retirement plan expense includes the following components:

                                                                                  Years Ended
                                                          ----------------------------------------------------------
(IN THOUSANDS)                                               JANUARY 1, 2000     January 2, 1999     January 3, 1998
                                                          ------------------  ------------------  ------------------
Service cost..........................................      $           431     $           173     $           306
Interest cost.........................................                  155                  78                  43
Amortization of net loss (gain).......................                    8                 (47)                (84)
                                                          ------------------  ------------------  ------------------
Pension expense.......................................      $           594     $           204     $           265
                                                          ==================  ==================  ==================

    The unfunded status of the excess retirement plan and the amounts recognized in the consolidated balance sheets are as follows:

(IN THOUSANDS)                                                                  JANUARY 1, 2000          January 2, 1999
                                                                            -------------------     --------------------
Change in projected benefit obligation:
  Benefit obligation at beginning of year.............................        $         (2,395)       $          (1,085)
  Service cost........................................................                    (431)                    (173)
  Interest cost.......................................................                    (155)                     (78)
  Actuarial loss......................................................                    (158)                  (1,076)
  Benefits and expenses paid..........................................                      31                       17
                                                                            -------------------     --------------------
  Benefit obligation at year end......................................                  (3,108)                  (2,395)
  Fair value of plan assets...........................................                       -                        -
                                                                            -------------------     --------------------
  Funded status.......................................................                  (3,108)                  (2,395)
  Unrecognized actuarial loss.........................................                     501                      351
  Benefit payments subsequent to measurement date.....................                      17                        -
                                                                            -------------------     --------------------
  Accrued obligation..................................................        $         (2,590)       $          (2,044)
                                                                            ===================     ====================

                              KEEBLER FOODS COMPANY

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The supplemental and excess retirement plans use the September 30 preceding the fiscal year end as the measurement date. Assumptions used in accounting for the supplemental and excess retirement plans for each of the respective year ends are as follows:

                                                                                    Years Ended
                                                             -----------------------------------------------------------
                                                               JANUARY 1, 2000      January 2, 1999      January 3, 1998
                                                             -----------------    -----------------    -----------------
Discount rate.........................................                   7.5%                 6.5%                 7.3%
Rate of compensation level increase...................                   4.5                  4.0                  4.0

    Contributions are also made by Keebler to a retirement program for Grand Rapids union employees. Benefits provided under the plan are based on a flat monthly amount for each year of service and are unrelated to compensation. Contributions are made based on a negotiated hourly rate. For the years ended January 1, 2000, January 2, 1999 and January 3, 1998, Keebler expensed contributions of $2.5 million, $2.3 million and $2.6 million, respectively.

    Keebler contributes to various multiemployer union administered defined-benefit and defined-contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $6.8 million, $8.9 million and $10.5 million for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.


11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    Keebler provides certain medical and life insurance benefits for eligible retired employees. The medical plan, which covers nonunion and certain union employees with ten or more years of service, is a comprehensive indemnity-type plan. The plan incorporates an up-front deductible, coinsurance payments and employee contributions which are based on length of service. The life insurance plan offers a small amount of coverage versus the amount the employees had while employed. Keebler does not fund the plan.

    The net periodic postretirement benefit expense includes the following components:

(IN THOUSANDS)                                                                       Years Ended
                                                             -----------------------------------------------------------
                                                               JANUARY 1, 2000      January 2, 1999      January 3, 1998
                                                             -----------------    -----------------    -----------------
Service cost..........................................         $        2,178       $        2,045       $        2,242
Interest cost.........................................                  3,424                3,961                3,888
Amortization of prior service cost....................                   (115)                (115)                   -
Amortization of net gain..............................                   (375)                   -                    -
                                                             -----------------    -----------------    -----------------
Net periodic postretirement benefit cost..............         $        5,112       $        5,891       $        6,130
                                                             =================    =================    =================

                              KEEBLER FOODS COMPANY

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)

    The unfunded status of the plan reconciled to the postretirement obligation in Keebler's consolidated balance sheets is as follows:

(IN THOUSANDS)                                                                  JANUARY 1, 2000          January 2, 1999
                                                                            -------------------     --------------------
Change in accumulated postretirement benefit obligation:
  Benefit obligation at beginning of year.............................        $        (56,269)       $         (56,690)
  Service cost........................................................                  (2,178)                  (2,045)
  Interest cost.......................................................                  (3,424)                  (3,961)
  Amendments..........................................................                   8,531                        -
  Actuarial gain......................................................                     717                    3,641
  Acquisition.........................................................                       -                   (1,598)
  Curtailment gain....................................................                     108                        -
  Benefits and expenses paid..........................................                   4,411                    4,384
                                                                            -------------------     --------------------
  Benefit obligation at year end......................................                 (48,104)                 (56,269)
  Fair value of plan assets...........................................                       -                        -
                                                                            -------------------     --------------------
  Funded status.......................................................                 (48,104)                 (56,269)
  Unrecognized actuarial gain.........................................                  (8,187)                  (7,856)
  Unrecognized prior service cost.....................................                  (8,897)                    (574)
  Benefit payments subsequent to measurement date.....................                     880                      978
                                                                            -------------------     --------------------
  Postretirement obligation...........................................        $        (64,308)       $         (63,721)
                                                                            ===================     ====================

    The plan was amended in 1999 for a change in the calculation of retiree contribution rates that resulted in an $8.5 million reduction to the benefit obligation and a corresponding decrease in unrecognized prior service cost. In addition, as a result of the closure of the Sayreville, New Jersey manufacturing facility in 1999, the plan also recognized a net curtailment gain of $0.2 million resulting in a liability reduction of $0.1 million plus the recognition of $0.1 million of unrecognized prior service credit.

    The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 7.5%, 6.5% and 7.3% for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. The plan uses the September 30 preceding the fiscal year end as the measurement date.

    The weighted average annual assumed rate of increase in the cost of covered benefits was 8.0% for 1999 declining to an ultimate trend rate of 5.0% in 2002. A 1% increase in the trend rate for health care costs would have increased the accumulated benefit obligation for the year ended January 1, 2000 by $1.9 million and the net periodic benefit cost by $0.3 million. A 1% decrease in the trend rate for health care costs would have decreased the accumulated benefit obligation and net periodic benefit cost by $1.8 million and $0.3 million, respectively, for the year ended January 1, 2000.

    Keebler also provides postemployment medical benefits to employees on long-term disability. The plan is a comprehensive indemnity-type plan which covers nonunion employees on long-term disability. There is no length of service requirement. The plan incorporates coinsurance payments and deductibles. Keebler does not fund the plan. The postemployment obligation included in the consolidated balance sheets at January 1, 2000 and January 2, 1999 was $5.5 million and $4.7 million, respectively.

                              KEEBLER FOODS COMPANY

12. INCOME TAXES

    The components of income tax expense were as shown below:

                                                                                    Years Ended
                                                          -------------------------------------------------------------
(IN THOUSANDS)                                                JANUARY 1, 2000      January 2, 1999      January 3, 1998
                                                          -------------------    -----------------    -----------------
Current:
  Federal.............................................       $        71,794        $      58,269        $      22,172
  State...............................................                 6,739                4,618                3,840
                                                          -------------------    -----------------    -----------------
Current provision for income taxes....................                78,533               62,887               26,012
Deferred:
  Federal.............................................                (4,837)               8,494               17,203
  State...............................................                  (521)               1,581                1,954
                                                          -------------------    -----------------    -----------------
Deferred provision for income taxes...................                (5,358)              10,075               19,157
                                                          -------------------    -----------------    -----------------
                                                             $        73,175        $      72,962        $      45,169
                                                          ===================    =================    =================

    The differences between the income tax expense calculated at the federal statutory income tax rate and Keebler's consolidated income tax expense are as follows:

                                                                                    Years Ended
                                                          -------------------------------------------------------------
(IN THOUSANDS)                                                JANUARY 1, 2000      January 2, 1999      January 3, 1998
                                                          -------------------    -----------------    -----------------
U.S. federal statutory rate...........................       $        56,483        $      59,339        $      37,643
State income taxes (net of federal benefit)...........                 5,849                5,813                3,766
Intangible amortization...............................                 6,306                3,160                1,836
All others............................................                 4,537                4,650                1,924
                                                          -------------------    -----------------    -----------------
                                                             $        73,175        $      72,962        $      45,169
                                                          ===================    =================    =================

    The deferred tax assets and deferred tax (liabilities) recorded on the consolidated balance sheets consist of the following:

(IN THOUSANDS)                                                                   JANUARY 1, 2000        January 2, 1999
                                                                             -------------------    -------------------
Depreciation.......................................................             $       (57,604)       $      (108,866)
Trademarks, trade names and intangibles............................                     (64,887)               (49,348)
Prepaid pension....................................................                     (13,327)               (14,283)
Inventory valuation................................................                        (559)                (6,779)
Other..............................................................                     (10,503)                     -
                                                                             -------------------    -------------------
                                                                                       (146,880)              (179,276)
                                                                             -------------------    -------------------
Net operating loss carryforwards...................................                           -                 80,195
Postretirement/postemployment benefits.............................                      26,778                 26,171
Plant and facility closing costs and severance.....................                      17,469                 23,728
Workers' compensation..............................................                       5,695                 14,769
Incentives and deferred compensation...............................                       7,801                 12,063
Employee benefits..................................................                      11,000                 10,879
Other..............................................................                           -                  6,436
                                                                             -------------------    -------------------
                                                                                         68,743                174,241
Valuation allowance................................................                           -                (84,350)
                                                                             -------------------    -------------------
                                                                                $       (78,137)       $       (89,385)
                                                                             ===================    ===================

                              KEEBLER FOODS COMPANY

12. INCOME TAXES (CONTINUED)

    In 1998, net operating loss carryforwards were approximately $207.1 million. All net operating loss carryforwards were used in 1999 to offset gains incurred through the Section 338 income tax election, which adjusted the tax basis of all assets and liabilities that resulted from the Keebler acquisition. The intangible asset related to the Keebler acquisition was reduced by $11.8 million as a result of resolving the preacquistion tax basis of acquired assets and liabilities. In 1999, the previously established valuation allowance on deferred tax assets of $84.4 million was eliminated due to the resolution of the uncertainty regarding the availability of preacquisition net operating losses.

    Income taxes paid, net of refunds, were approximately $49.6 million, $67.1 million and $9.9 million for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.


13. SHAREHOLDERS' EQUITY

COMMON STOCK

    There were no cash dividends declared for the years ended January 1, 2000, January 2, 1999 or January 3, 1998. Keebler's ability to pay cash dividends is limited by the Credit Facility and the Senior Subordinated Notes. The most limiting dividend restriction exists under the Senior Subordinated Notes, which limits dividend payments to the sum of: (i) 50% of consolidated cumulative net income, (ii) net cash proceeds received from the issuance of capital stock,
(iii) net cash proceeds received from the exercise of stock options and warrants, (iv) net cash proceeds received from the conversion of indebtedness into capital stock and (v) the net reduction in investments made by Keebler.

TREASURY STOCK

    In March 1998, Keebler's Board of Directors authorized the repurchase, at management's discretion, of up to $30.0 million of shares of the Company's common stock. Keebler repurchased the remaining authorized shares in 1999, which fulfilled the treasury stock plan. The share repurchase program was primarily instituted to offset dilution, which may result from the exercise and sale of shares related to employee stock options. The repurchases of shares of common stock are recorded as treasury stock using the cost method and result in a reduction of shareholders' equity. Should the treasury shares be reissued, Keebler intends to use a first-in, first-out method of reissuance.


14. STOCK OPTION PLAN

    Keebler has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market value) of the underlying stock options at the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if Keebler had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the pro forma disclosures regarding net income and earnings per share for the years ended January 1, 2000, January 2, 1999 and January 3, 1998:

                              KEEBLER FOODS COMPANY

14. STOCK OPTION PLAN (CONTINUED)

(IN THOUSANDS EXCEPT PER SHARE DATA)                                                Years Ended
                                                           -------------------------------------------------------------
                                                             JANUARY 1, 2000       January 2, 1999       January 3, 1998
                                                           -----------------     -----------------     -----------------
Net income:
   As reported........................................        $      88,205         $      94,871         $      56,985
   Pro forma..........................................        $      86,890         $      91,032         $      55,032
Basic net income per share:
   As reported........................................        $        1.05         $        1.14         $        0.73
   Pro forma..........................................        $        1.04         $        1.09         $        0.71
Diluted net income per share:
   As reported........................................        $        1.01         $        1.08         $        0.70
   Pro forma..........................................        $        0.99         $        1.04         $        0.68
Weighted average grant date fair value of options
   granted during the year............................        $       11.88         $        8.53         $        8.09

    These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, which is variable, and additional options may be granted in future years. In 1999 and 1998, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because Keebler's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of the pro forma disclosures for 1997, the fair value for the options was estimated at the date of grant using a present value approach as Keebler was not a public company.

    For options granted, the following weighted average assumptions were used to determine the fair value:

                                                                                    Years Ended
                                                           -------------------------------------------------------------
                                                             JANUARY 1, 2000       January 2, 1999       January 3, 1998
                                                           -----------------     -----------------     -----------------
Dividend yield........................................                  0.0%                  0.0%                  0.0%
Expected volatility...................................                 24.8%                 27.2%                  0.0%
Risk-free interest rate...............................                 5.76%                 5.04%                 6.00%
Expected option life (years)..........................                     5                     5                     5

    Under Keebler's 1996 Stock Option Plan, 9,673,594 shares of Keebler's stock were authorized for future grant. All options granted have ten year terms and, due to acceleration resulting from the achievement of certain performance measures, vest by 2001.

    The following table summarizes the 1996 Stock Option Plan activity:

                                                                Year Ended January 3, 1998
                                                          --------------------------------------
                                                                                        Weighted
                                                                                         Average
                                                                     Options      Exercise Price
                                                          ------------------  ------------------
Outstanding at the beginning of the period............            6,802,471          $     1.98
Granted...............................................               49,873                5.23
Exercised.............................................                    -                   -
Forfeited.............................................                    -                   -
Expired...............................................                    -                   -
                                                          ------------------
Outstanding at the end of the period..................            6,852,344          $     2.01
                                                          ==================
Exercisable at the period end.........................            1,587,243          $     1.98
                                                          ==================
------------------------------------------------------------------------------------------------

                              KEEBLER FOODS COMPANY

14. STOCK OPTION PLAN (CONTINUED)

                                                                Year Ended January 2, 1999
                                                          --------------------------------------
                                                                                        Weighted
                                                                                         Average
                                                                     Options      Exercise Price
                                                          ------------------  ------------------
Outstanding at the beginning of the period............            6,852,344          $     2.01
Granted...............................................                    -                   -
Exercised.............................................              351,177                2.21
Forfeited.............................................               44,887                3.23
Expired...............................................                    -                   -
                                                          ------------------
Outstanding at the end of the period..................            6,456,280          $     1.99
                                                          ==================
Exercisable at the period end.........................            4,433,774          $     1.98
                                                          ==================
------------------------------------------------------------------------------------------------

                                                                YEAR ENDED JANUARY 1, 2000
                                                          --------------------------------------
                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                     OPTIONS      EXERCISE PRICE
                                                          ------------------  ------------------
Outstanding at the beginning of the period............            6,456,280          $     1.99
Granted...............................................                    -                   -
Exercised.............................................              491,570                2.23
Forfeited.............................................               45,081                1.93
Expired...............................................                    -                   -
                                                          ------------------
Outstanding at the end of the period..................            5,919,629          $     1.97
                                                          ==================
Exercisable at the period end.........................            4,493,801          $     1.96
                                                          ==================
------------------------------------------------------------------------------------------------

    Exercise prices as of January 1, 2000, for options outstanding under the 1996 Stock Option Plan ranged from $1.74 to $5.23. The weighted average remaining contractual life of these options is approximately six and one-half years.

    Under Keebler's 1998 Omnibus Stock Incentive Plan, 6,500,000 shares of Keebler's stock were authorized for future grant. All options granted generally have ten year terms and vest at the end of five years. Vesting can be accelerated if certain stock price performance measures are met.

    The following table summarizes the 1998 Omnibus Stock Incentive Plan activity:

                                                                Year Ended January 2, 1999
                                                          --------------------------------------
                                                                                        Weighted
                                                                                         Average
                                                                     Options      Exercise Price
                                                          ------------------  ------------------
Outstanding at the beginning of the period............                    -          $        -
Granted...............................................            2,737,836               25.03
Exercised.............................................                    -                   -
Forfeited.............................................               22,200               27.31
Expired...............................................                    -                   -
                                                          ------------------
Outstanding at the end of the period..................            2,715,636          $    25.01
                                                          ==================
Exercisable at the period end.........................                    -                   -
                                                          ==================
------------------------------------------------------------------------------------------------

                              KEEBLER FOODS COMPANY

14. STOCK OPTION PLAN (CONTINUED)

                                                                YEAR ENDED JANUARY 1, 2000
                                                          --------------------------------------
                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                     OPTIONS      EXERCISE PRICE
                                                          ------------------  ------------------
Outstanding at the beginning of the period............            2,715,636          $   25.01
Granted...............................................              270,234              34.98
Exercised.............................................               39,140              24.82
Forfeited.............................................              123,634              25.27
Expired...............................................                5,494              27.31
                                                          ------------------
Outstanding at the end of the period..................            2,817,602          $   25.96
                                                          ==================
Exercisable at the period end.........................              899,699          $   25.74
                                                          ==================
------------------------------------------------------------------------------------------------

    Exercise prices as of January 1, 2000, for options outstanding under the 1998 Omnibus Stock Incentive Plan ranged from $24.00 to $39.25. The weighted average remaining contractual life of these options is approximately five years.

    Under  Keebler's   Non-Employee  Director  Stock  Plan,  300,000  shares  of
Keebler's stock were authorized for future grant. All options granted have ten year terms and vest automatically upon grant.

    The  following  table  summarizes  the  Non-Employee   Director  Stock  Plan
activity:

                                                                Year Ended January 2, 1999
                                                          --------------------------------------
                                                                                        Weighted
                                                                                         Average
                                                                     Options      Exercise Price
                                                          ------------------  ------------------
Outstanding at the beginning of the period............                    -          $        -
Granted...............................................               22,500               27.44
Exercised.............................................                    -                   -
Forfeited.............................................                    -                   -
Expired...............................................                    -                   -
                                                          ------------------
Outstanding at the end of the period..................               22,500          $    27.44
                                                          ==================
Exercisable at the period end.........................               22,500          $    27.44
                                                          ==================
------------------------------------------------------------------------------------------------

                                                                YEAR ENDED JANUARY 1, 2000
                                                          --------------------------------------
                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                     OPTIONS      EXERCISE PRICE
                                                          ------------------  ------------------
Outstanding at the beginning of the period............               22,500          $    27.44
Granted...............................................                7,500               30.75
Exercised.............................................                    -                   -
Forfeited.............................................                    -                   -
Expired...............................................                    -                   -
                                                          ------------------
Outstanding at the end of the period..................               30,000          $    28.27
                                                          ==================
Exercisable at the period end.........................               30,000          $    28.27
                                                          ==================
------------------------------------------------------------------------------------------------

    Exercise prices as of January 1, 2000 for options outstanding under the Non-Employee Director Stock Plan ranged from $27.44 to $30.75. The weighted average remaining contractual life of these options is approximately eight and one-half years.

                              KEEBLER FOODS COMPANY

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

     The following table sets forth the computation of basic and diluted net income per share:

                                                                                     Years Ended
                                                           --------------------------------------------------------------
(IN THOUSANDS)                                                JANUARY 1, 2000       January 2, 1999       January 3, 1998
                                                           ------------------    ------------------    ------------------
NUMERATOR:
   Income before extraordinary item.................          $       88,205        $       96,577        $       62,381
   Extraordinary item, net of tax...................                       -                 1,706                 5,396
                                                           ------------------    ------------------    ------------------
   Net income.......................................          $       88,205        $       94,871        $       56,985
                                                           ==================    ==================    ==================
DENOMINATOR:
   Denominator for Basic Net Income Per Share
        Weighted Average Shares.....................                  83,759                83,254                77,604
   Effect of Dilutive Securities:
        Stock options...............................                   3,886                 3,992                 2,168
        Warrants....................................                       -                   240                   790
                                                           ------------------    ------------------    ------------------
        Diluted potential common shares.............                   3,886                 4,232                 2,958
                                                           ------------------    ------------------    ------------------
   Denominator for Diluted Net Income Per Share.....                  87,645                87,486                80,562
                                                           ==================    ==================    ==================

    For the year ended January 1, 2000, there were weighted average options to purchase 143,122 shares of common stock at an exercise price ranging from $32.13 to $39.25, which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. For the year ended January 2, 1999, there were weighted average options to purchase 96,478 shares of common stock at an exercise price ranging from $28.88 to $32.13, which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. There were no antidilutive securities for the year ended January 3, 1998.


16. SEGMENT INFORMATION

    In  1998,  Keebler  adopted  SFAS  131  "Disclosures  about  Segments  of an
Enterprise and Related Information." Keebler's reportable segments are Branded and Specialty. The reportable segments were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The nature of the customers, products and method of distribution can vary by sales channel. The reportable segments represent an aggregation of similar sales channels. The Branded segment is comprised of sales channels that principally market brand name cookie, cracker and brownie products to retail outlets, as well as private label biscuit products. Either a Keebler sales employee or a distributor sells products in the Branded segment. The sales channels in the Specialty segment primarily sell cookie and cracker products that are manufactured on a made-to-order basis or that are produced in individual packs to be used in various institutions (i.e., restaurants, hospitals, etc.), as well as cookies manufactured for the Girl Scouts of the U.S.A. Many of the products sold by the Specialty segment are done so through the use of brokers.

    Keebler evaluates the performance of the reportable segments and allocates resources based on the segment's profit contribution, defined as earnings before certain functional support costs, amortization, interest and income taxes. The accounting policies for each reportable segment are the same as those described for the total company in Note 4 "Summary of Significant Accounting Policies." The cost of sales, however, used to determine a segment's profit contribution is calculated using standard costs for each product, whereas actual cost of sales is used to determine consolidated income from operations.

                              KEEBLER FOODS COMPANY

16. SEGMENT INFORMATION (CONTINUED)

    There are no  intersegment  transactions  that  result in  revenue or profit
(loss). Asset information by reportable segment is not presented, as Keebler does not report or generate such information internally. However, depreciation expense included in the determination of a segment's profit contribution has been presented. The depreciation expense for each reportable segment reflects the amount absorbed in the standard cost of products sold, as well as the depreciation that relates to assets used entirely by the respective segment. The following table presents certain information included in the profit contribution of each segment for the years ended January 1, 2000, January 2, 1999 and January 3, 1998. Prior year numbers have been restated for reclassifications between reportable segments.

                                                        Branded          Specialty
(IN THOUSANDS)                                          Segment            Segment          Other (1)              Total
                                                ---------------    ---------------    ---------------    ---------------
YEAR ENDED JANUARY 1, 2000:
---------------------------
NET SALES TO EXTERNAL CUSTOMERS...........         $ 2,099,257        $   568,514        $         -        $ 2,667,771
DEPRECIATION EXPENSE......................              22,820              6,700             35,014             64,534
PROFIT CONTRIBUTION.......................             339,847            119,705                  -            459,552

Year Ended January 2, 1999:
---------------------------
Net sales to external customers...........         $ 1,798,347        $   428,133        $         -        $ 2,226,480
Depreciation expense......................              24,457              6,563             28,383             59,403
Profit contribution.......................             277,791             90,746                  -            368,537

Year Ended January 3, 1998:
---------------------------
Net sales to external customers...........         $ 1,646,627        $   418,557        $         -        $ 2,065,184
Depreciation expense......................              20,798              5,602             27,331             53,731
Profit contribution.......................             223,437             83,795                  -            307,232

(1) Represents expenses incurred by the functional support departments that are not allocated to the reportable segments.

    The net sales to external customers from the reportable segments equal the consolidated net sales of Keebler. A reconciliation of segment profit contribution to total consolidated income from continuing operations before income tax expense for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 is as follows:

                                                                                     Years Ended
                                                           --------------------------------------------------------------
(IN THOUSANDS)                                                JANUARY 1, 2000       January 2, 1999       January 3, 1998
                                                           ------------------     -----------------     -----------------
INCOME BEFORE INCOME TAX EXPENSE:

Reportable segment's profit contribution............          $      459,552         $     368,537         $     307,232
Unallocated functional support costs (1)............                 195,649               172,498               165,835
Restructuring and impairment charge.................                  66,349                     -                     -
Interest expense, net...............................                  36,174                26,500                33,847
                                                           ------------------     -----------------     -----------------
   Income before Income Tax Expense.................          $      161,380         $     169,539         $     107,550
                                                           ==================     =================     =================

(1)  Includes  support  costs such as  distribution,  research and  development,
     corporate   administration  and  other  (income)  expense,  which  are  not allocated internally to reportable segments.

    Net sales to external customers consist of cookies, crackers and other baked goods for all periods presented. All long-lived assets at January 1, 2000 and January 2, 1999 are located in the United States. Net sales to external customers made outside the United States, as well as to any single customer, are not material to consolidated net sales for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

                              KEEBLER FOODS COMPANY

17. UNAUDITED QUARTERLY FINANCIAL DATA

    Results of operations for each of the four quarters of the fiscal years ended January 1, 2000 and January 2, 1999 follow. Each quarter represents a period of twelve weeks except the first quarter which includes sixteen weeks.

                                                  Quarter 1          Quarter 2          Quarter 3         Quarter 4
                                             ------------------ ------------------ ------------------ ------------------
(IN MILLIONS EXCEPT PER SHARE DATA)              1999      1998     1999      1998     1999      1998     1999     1998*
                                             --------  -------- --------  -------- --------  -------- --------  --------
Net sales...............................      $852.0    $636.8   $587.9    $490.0   $615.8    $499.9   $612.1    $599.8
Gross profit............................       471.3     372.7    330.5     281.3    354.6     294.4    360.8     339.2
Restructuring and impairment charge.....           -         -     69.2         -        -         -     (2.9)        -
Income before extraordinary item........        32.7      14.1    (21.4)     19.4     32.1      29.0     44.8      34.1
Extraordinary item......................           -         -        -         -        -       1.7        -         -
Net income (loss).......................        32.7      14.1    (21.4)     19.4     32.1      27.3     44.8      34.1

Basic net income per share:
   Income before extraordinary item.....       $0.39     $0.17   $(0.25)    $0.23    $0.38     $0.35    $0.53     $0.41
   Extraordinary item...................           -         -        -         -        -      0.02        -         -
                                             --------  -------- --------  -------- --------  -------- --------  --------
   Net income (loss)....................       $0.39     $0.17   $(0.25)    $0.23    $0.38     $0.33    $0.53     $0.41
                                             ========  ======== ========  ======== ========  ======== ========  ========

Diluted net income per share:
   Income before extraordinary item.....       $0.37     $0.16   $(0.24)    $0.22    $0.37     $0.33    $0.51     $0.39
   Extraordinary item...................           -         -        -         -        -      0.02        -         -
                                             --------  -------- --------  -------- --------  -------- --------  --------
   Net income (loss)....................       $0.37     $0.16   $(0.24)    $0.22    $0.37     $0.31    $0.51     $0.39
                                             ========  ======== ========  ======== ========  ======== ========  ========
----------

*  Quarter 4, 1998 includes the operating results of President from the acquisition date of September 28, 1998 through
   January 2, 1999.


18.  SUBSEQUENT EVENTS

     On March 6, 2000, Keebler acquired Austin Quality Foods, Inc. ("Austin"), for $252.4 million, in a business combination that will be accounted for as a purchase. Austin is a leading producer and marketer of single serve baked snacks, including cracker sandwiches and bite-sized crackers and cookies. Keebler will finance the acquisition with borrowings under its existing credit facilities.

     On February 23, 2000, the Board of Directors declared an initial quarterly cash dividend of $0.1125 per common share payable on March 22, 2000, to stockholders of record on March 8, 2000.

     On February 2, 2000, Keebler's Board of Directors authorized the repurchase, at management's discretion, of up to an additional $30.0 million in shares of Keebler common stock. Purchases will be made through the open market or through private transactions. The share repurchase program was approved primarily to offset future dilution, which may result from the exercise and sale of shares related to employee stock options.

     On January 4, 2000, Keebler sold its Birmingham, Alabama and North Little Rock, Arkansas bakeries and the SUNNY and GREGS brands to Consolidated Biscuit Company ("Consolidated"). Keebler received $17.0 million from Consolidated, which is estimated to result in an after-tax gain of approximately $3.5 million that will be included in income from operations during the first quarter of fiscal 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS



THE BOARD OF DIRECTORS AND SHAREHOLDERS OF KEEBLER FOODS COMPANY

Our report on the consolidated financial statements of Keebler Foods Company and Subsidiaries is included on page F-2 of the Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of the Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





PricewaterhouseCoopers LLP





Chicago, Illinois
February 1, 2000


ITEM 14 (D).    FINANCIAL STATEMENT SCHEDULE                                                                    SCHEDULE II

                                                        KEEBLER FOODS COMPANY
                                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998

                                                           (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
                     COL. A                         COL. B               COL. C               COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                                 ------------------------
                                                   BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                                   BEGINNING       COSTS/        OTHER                         END
                   DESCRIPTION                     OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
-------------------------------------------------- ----------    ----------    ----------    ----------    ----------
Those valuation and qualifying accounts
       which are deducted in the balance sheet
       from the assets to which they apply:

YEAR ENDED JANUARY 1, 2000

       For discounts and doubtful accounts          $  7,782      $ 22,474      $      -      $(21,688)(2)  $  8,568
                                                   ==========    ==========    ==========    ==========    ==========

       For deferred taxes                           $ 84,350      $      -      $(84,350)(4)  $      -      $      -
                                                   ==========    ==========    ==========    ==========    ==========

       For inventory reserves                       $  9,614      $  4,026      $      -      $ (6,965)(3)  $  6,675
                                                   ==========    ==========    ==========    ==========    ==========

YEAR ENDED JANUARY 2, 1999

       For discounts and doubtful accounts          $  4,965      $ 20,148      $  2,879 (1)  $(20,210)(2)  $  7,782
                                                   ==========    ==========    ==========    ==========    ==========

       For deferred taxes                           $ 84,350      $      -      $      -      $      -      $ 84,350
                                                   ==========    ==========    ==========    ==========    ==========

       For inventory reserves                       $  6,782      $  7,484      $  1,807 (1)  $ (6,459)(3)  $  9,614
                                                   ==========    ==========    ==========    ==========    ==========

YEAR ENDED JANUARY 3, 1998

       For discounts and doubtful accounts          $  5,390      $ 18,970      $      -      $(19,395)(2)  $  4,965
                                                   ==========    ==========    ==========    ==========    ==========

       For deferred taxes                           $ 84,350      $      -      $      -      $      -      $ 84,350
                                                   ==========    ==========    ==========    ==========    ==========

       For inventory reserves                       $  5,508      $  9,716      $      -      $ (8,442)(3)  $  6,782
                                                   ==========    ==========    ==========    ==========    ==========



  (1)    Amount acquired in the acquisition of President International, Inc.
  (2)    Primarily charges against reserves, net of recoveries.
  (3)    Inventory write-offs, net.
  (4)    Amount eliminated due to the resolution of a pre-acquisition contingency.

                                                                S-2

                                   EXHIBIT INDEX

 EXHIBIT
  NUMBER                                 DESCRIPTION
---------     ------------------------------------------------------------------

   2.1 Stock Purchase Agreement dated as of August 24, 1998 between Keebler Foods Company ("Keebler") and President International, Inc. (incorporated herein by reference to Exhibit 2.2 of Keebler's Current Report on Form 8-K previously filed with the Securities and Exchange Commission (the "Commission") on October 9, 1998 (Commission File No. 001-13705) (the "October Report"))

   2.2 Stock Purchase Agreement dated as of January 19, 2000 by and among R & H Trust Co (Jersey) Limited, as Trustee, as a Seller, HB Marketing & Franchising L.P., as a Seller, 697163 Alberta Ltd, as a Seller, William C. Burkhardt, as a Seller, Austin Quality Foods, Inc., and Keebler, as Purchaser (incorporated herein by reference to Exhibit 2.3 of Keebler's Current Report on Form 8-K previously filed with the Commission on March 16, 2000 (Commission File No. 001-13705))

   3.1 Amended and Restated Certificate of Incorporation of Keebler (incorporated herein by reference to Exhibit 3.1 of Keebler's Registration Statement on Form S-1 previously filed with the Commission (Commission File No. 333-42075) (the "1998 Registration Statement"))

   3.2 Amended and Restated By-Laws of Keebler (incorporated herein by reference to Exhibit 3.2 of the 1998 Registration Statement)

   4.1 Indenture dated as of June 15, 1996 among Keebler, the guarantors named therein and The U.S. Trust Company of New York ("Trustee") (incorporated herein by reference to Exhibit 4.1 of Keebler's Registration Statement on Form S-4 previously filed with the Commission (File No. 333-8379) (the "1996 Registration Statement"))

   4.2 The 10 3/4% Senior Subordinated Note due 2006 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 of the 1996 Registration Statement)

   10.1 Distribution Agreement dated as of January 26, 1996 between United Biscuits (UK) Limited ("UBL") and Shaffer, Clarke & Co., Inc. ("Shaffer") (incorporated herein by reference to Exhibit 10.5 of the 1996 Registration Statement)

   10.2 Trademark License Agreement dated as of January 26, 1996 between UBL and Shaffer (incorporated herein by reference to Exhibit 10.6 of the 1996 Registration Statement)

   10.3 Management Stockholder's Agreement between INFLO Holdings Corporation ("INFLO") and Key Employees of INFLO (incorporated herein by reference to Exhibit 10.8 of the 1996 Registration Statement)

   10.3(a) Amendment No. 1 to Management Stockholder's Agreement (Non-Executives) (incorporated herein by reference to Exhibit
              10.31.1 of the 1998 Registration Statement)

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

   10.4(a) Amendments to the 1996 Non-Qualified Option Agreements (incorporated herein by reference to Exhibit 10.28 of the 1998 Registration Statement)

 EXHIBIT
  NUMBER                                 DESCRIPTION
---------     ------------------------------------------------------------------

   10.5 1996 Stock Purchase and Option Plan for Key Employees of INFLO (incorporated herein by reference to Exhibit 10.10 of the 1996 Registration Statement)

   10.6 Employment and Severance Agreement between Keebler and Sam K. Reed (incorporated herein by reference to Exhibit 10.24 of the 1998 Registration Statement)

   10.7 Employment and Severance Agreement between Keebler and certain executive officers (incorporated herein by reference to Exhibit
              10.25 of the 1998 Registration Statement)

   10.8 1998 Omnibus Stock Incentive Plan of Keebler (incorporated herein by reference to Exhibit 10.26 of the 1998 Registration Statement)

   10.8(a) 1998 Non-Qualified Stock Option Agreement for certain key employees (incorporated herein by reference to Exhibit 10.12(a) of Keebler's 1998 Annual Report on Form 10-K previously filed with the Commission on March 22, 1999 (Commission File No. 001-13705) (the "1998 Form 10-K"))

   10.9 Non-Employee Director Stock Plan of Keebler (incorporated herein by reference to Exhibit 10.27 of the 1998 Registration Statement)

   10.10 Supplement to Subsidiary Guaranty (Hollow Tree) (incorporated herein by reference to Exhibit 10.29 of the 1998 Registration Statement)

   10.11 Supplement to Subsidiary Guaranty (Elfin Equity) (incorporated herein by reference to Exhibit 10.30 of the 1998 Registration Statement)

   10.12 $700,000,000 Senior Credit Facility dated as of September 28, 1998 among Keebler, various financial institutions and the Bank, as Lead Arranger and Administrative Agent, The First National Bank of Chicago, as the Syndication Agent and the Bank of Montreal, as the Managing Agent (incorporated herein by reference to Exhibit 10.33 of the October Report)

   10.13 Keebler Company Deferred Compensation Plan for certain officers of Keebler dated January 1, 1999 (herein incorporated by reference to Exhibit 10.18 of the 1998 Form 10-K)

   10.14 Keebler Foods Company Deferred Compensation Plan for Non-Affiliate Directors dated March 10, 1999 (herein incorporated by reference to Exhibit 10.19 of the 1998 Form 10-K)

   10.15 Receivables Purchase Agreement dated as of January 29, 1999 among Keebler Funding Corporation, Keebler, Liberty Street Funding Corp. and the Bank (herein incorporated by reference to Exhibit 10.20 of the 1998 From 10-K)

   21         Subsidiaries of Keebler

   27         Financial Data Schedule