Form 10-Q
period 2000-04-22
KEEBLER FOODS CO
filed 2000-06-05
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 22, 2000

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

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MAY 26, 2000: 84,384,198.

PART I:  FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 APRIL 22, 2000    January 1, 2000
                                                                                ----------------   ----------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                      $    21,302        $    20,717
     Trade accounts and notes receivable, net                                            57,098             65,052
     Inventories, net:
         Raw materials                                                                   32,113             34,243
         Package materials                                                               15,293             13,907
         Finished goods                                                                  93,808            126,954
         Other                                                                            1,426              1,176
                                                                                ----------------   ----------------
                                                                                        142,640            176,280

     Deferred income taxes                                                               55,528             46,252
     Other                                                                               27,342             27,278
                                                                                ----------------   ----------------
         Total current assets                                                           303,910            335,579

PROPERTY, PLANT AND EQUIPMENT, NET                                                      596,330            553,031

GOODWILL, NET                                                                           578,041            370,188

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES, NET                                      221,285            211,790

PREPAID PENSION                                                                          34,132             33,240

ASSETS HELD FOR SALE                                                                      6,662              6,662

OTHER ASSETS                                                                             25,188             17,693
                                                                                ----------------   ----------------
         Total assets                                                               $ 1,765,548        $ 1,528,183
                                                                                ================   ================


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  2

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 APRIL 22, 2000    January 1, 2000
                                                                                ----------------   ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                           $    42,244        $    37,283
     Trade accounts payable                                                             119,830            147,862
     Other liabilities and accruals                                                     236,640            237,447
     Income taxes payable                                                                19,381             23,603
     Plant and facility closing costs and severance                                      20,259             11,290
                                                                                ----------------   ----------------
         Total current liabilities                                                      438,354            457,485

LONG-TERM DEBT                                                                          627,582            419,160

OTHER LIABILITIES:
     Deferred income taxes                                                              123,236            124,389
     Postretirement/postemployment obligations                                           67,002             64,383
     Plant and facility closing costs and severance                                      16,395             12,062
     Deferred compensation                                                               25,348             24,581
     Other                                                                               21,909             16,808
                                                                                ----------------   ----------------
         Total other liabilities                                                        253,890            242,223

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock ($.01 par value; 100,000,000 shares authorized and                       -                  -
         none issued)
     Common stock ($.01 par value; 500,000,000 shares authorized and
         85,345,058 and 84,655,874 shares issued, respectively)                             853                846
     Additional paid-in capital                                                         190,972            182,686
     Retained earnings                                                                  293,909            255,813
     Treasury stock                                                                     (40,012)           (30,030)
                                                                                ----------------   ----------------
         Total shareholders' equity                                                     445,722            409,315
                                                                                ----------------   ----------------
         Total liabilities and shareholders' equity                                 $ 1,765,548        $ 1,528,183
                                                                                ================   ================

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 3

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                            SIXTEEN            Sixteen
                                                                                        WEEKS ENDED        Weeks Ended
                                                                                     APRIL 22, 2000     April 24, 1999
                                                                                    ----------------   ----------------
NET SALES                                                                                 $ 855,860          $ 852,033

COSTS AND EXPENSES:
    Cost of sales                                                                           363,389            380,703
    Selling, marketing and administrative expenses                                          395,280            394,342
    Other                                                                                     3,495              6,343
                                                                                    ----------------   ----------------
INCOME FROM OPERATIONS                                                                       93,696             70,645

    Interest (income)                                                                          (749)              (626)
    Interest expense                                                                         13,898             13,942
                                                                                    ----------------   ----------------
INTEREST EXPENSE, NET                                                                        13,149             13,316
                                                                                    ----------------   ----------------

INCOME BEFORE INCOME TAX EXPENSE                                                             80,547             57,329
    Income tax expense                                                                       33,024             24,652
                                                                                    ----------------   ----------------

NET INCOME                                                                                $  47,523          $  32,677
                                                                                    ================   ================


BASIC NET INCOME PER SHARE                                                                $    0.57          $    0.39
WEIGHTED AVERAGE SHARES OUTSTANDING                                                          83,830             83,848

DILUTED NET INCOME PER SHARE                                                              $    0.55          $    0.37
WEIGHTED AVERAGE SHARES OUTSTANDING                                                          87,182             88,042


CASH DIVIDENDS PAID PER COMMON SHARE                                                      $  0.1125          $       -


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 4

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)

                                                                                      SIXTEEN            Sixteen
                                                                                  WEEKS ENDED        Weeks Ended
                                                                               APRIL 22, 2000     April 24, 1999
                                                                              ----------------   ----------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
     Net income                                                                    $   47,523         $   32,677
     Adjustments to reconcile net income to cash from
      operating activities:
        Depreciation and amortization                                                  24,751             23,475
        Deferred income taxes                                                         (10,768)              (642)
        Loss (gain) on sale of property, plant and equipment                              178                (75)
        Gain on sale of value brands assets                                            (5,700)                 -
     Changes in assets and liabilities:
        Trade accounts and notes receivable, net                                       13,223             (6,965)
        Inventories, net                                                               41,638             28,549
        Income taxes payable                                                           (3,086)           (12,992)
        Other current assets                                                            1,039             (1,797)
        Trade accounts payable and other current liabilities                          (42,714)           (13,372)
        Plant and facility closing costs and severance                                 (3,791)              (740)
     Other, net                                                                       (13,891)             7,304
                                                                              ----------------   ----------------
           Cash provided from operating activities                                     48,402             55,422

CASH FLOWS USED BY INVESTING ACTIVITIES
     Capital expenditures                                                             (17,737)           (22,889)
     Proceeds from property disposals                                                     968              1,032
     Proceeds from sale of value brands assets                                         17,000                  -
     Purchase of Austin Quality Foods, Inc., net of cash acquired                    (256,315)                 -
                                                                              ----------------   ----------------
           Cash used by investing activities                                         (256,084)           (21,857)

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
     Purchase of treasury stock                                                        (9,982)           (12,796)
     Exercise of employee stock options                                                 1,954              1,333
     Proceeds from receivables securitization                                           6,000             74,000
     Long-term debt repayments                                                        (10,617)           (85,355)
     Revolving facility, net                                                          224,000            (25,000)
     Income tax benefit related to stock options exercised                              6,339              4,541
     Dividends paid                                                                    (9,427)                 -
                                                                              ----------------   ----------------
           Cash provided from (used by) financing activities                          208,267            (43,277)
                                                                              ----------------   ----------------
           Increase (decrease) in cash and cash equivalents                               585             (9,712)
           Cash and cash equivalents at beginning of period                            20,717             23,515
                                                                              ----------------   ----------------
           Cash and cash equivalents at end of period                              $   21,302         $   13,803
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


2.       ACQUISITION OF AUSTIN QUALITY FOODS, INC.

On March 6, 2000, Keebler Foods Company ("Keebler") acquired Austin Quality Foods, Inc. ("Austin") from R&H Trust Co (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt, for an aggregate purchase price of $256.9 million, excluding related fees and expenses paid of approximately $2.8 million. The acquisition of Austin was a cash transaction funded with approximately $235.0 million from borrowings under the $700.0 million Senior Credit Facility Agreement dated as of September 28, 1998, and the remainder from cash received on additional sales of accounts receivable under Keebler's $125.0 million Receivables Purchase Agreement.

The acquisition of Austin by Keebler has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated on a preliminary basis to the tangible and intangible assets of Austin based on respective fair values. The acquisition has resulted in an estimated unallocated excess purchase price over fair value of net assets acquired of $211.5 million, which is being amortized on a straight-line basis over a forty year period. The determination of the respective fair values has not yet been finalized, but is expected to be completed by the end of the second quarter of 2000. Once the respective fair values have been finalized, a reclassification from goodwill to the appropriate asset classes, including property, plant and equipment, will be made, as well as any necessary adjustments to depreciation and amortization expense. At the time of this filing, the fair value valuation of the tangible and intangible assets of Austin had not yet been completed.

Results of operations for Austin from March 6, 2000, have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of each respective fiscal year reported. The unaudited pro forma information includes adjustments for interest expense that would have been incurred related to financing the purchase and amortization of the trademarks, trade names, other intangibles and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been reported had the Austin acquisition been effected on the first day of the year reported.

                            KEEBLER FOODS COMPANY

                                   (UNAUDITED)


2.       ACQUISITION OF AUSTIN QUALITY FOODS, INC. (CONTINUED)


                                                                                               Unaudited
(IN THOUSANDS EXCEPT PER SHARE DATA)                                                  For the Sixteen Weeks Ended
                                                                                ----------------------------------------
                                                                                    April 22, 2000       April 24, 1999
                                                                                -------------------  -------------------
Net sales.......................................................................    $      883,355       $      910,142
Net income......................................................................    $       45,030       $       30,009
Diluted net income per share....................................................    $         0.52       $         0.34



3.       DEBT

Long-term debt consisted of the following at April 22, 2000:


(IN THOUSANDS)                                               Interest Rate             Final Maturity        APRIL 22, 2000
                                                         ------------------    -----------------------    ------------------
Revolving Facility..................................                6.471%         September 28, 2004           $   224,000
Term Facility.......................................                6.538%         September 28, 2004               305,000
Senior Subordinated Notes...........................               10.750%               July 1, 2006               124,400
Other Senior Debt...................................               Various                  2001-2005                 9,065
Capital Lease Obligations...........................               Various                  2002-2042                 7,361
                                                                                                          ------------------
                                                                                                                    669,826
Less: Current maturities............................                                                                 42,244
                                                                                                          ------------------
     Total..........................................                                                            $   627,582
                                                                                                          ==================

On March 6, 2000, Keebler utilized existing credit facilities in order to finance the acquisition of Austin. The additional borrowings were under the Revolving Facility, which was originally entered into on September 28, 1998. At April 22, 2000, the outstanding balance on the Revolving Facility was $224.0 million, with an available balance of $126.0 million.


4.       RESTRUCTURING AND IMPAIRMENT CHARGE

In May of 1999, Keebler closed its manufacturing facility in Sayreville, New Jersey, which resulted in a pre-tax restructuring and impairment charge to operating income of $66.3 million. The restructuring and impairment charge included $20.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million was non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. in June 1996. Approximately 650 employees were expected to be terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions. At April 22, 2000, approximately 595 employees under union contract and approximately 45 employees not under union contract had been terminated.

                            KEEBLER FOODS COMPANY

                                   (UNAUDITED)


4.       RESTRUCTURING AND IMPAIRMENT CHARGE (CONTINUED)

The following table sets forth the activity related to the liabilities accrued in conjunction with the restructuring and impairment charge:

(IN THOUSANDS)                      January 1, 2000       Provision         Spending        Adjustment        APRIL 22, 2000
                                  ------------------    ------------    -------------    --------------    ------------------
Severance.................                 $  2,037          $    -         $  (509)            $    -              $  1,528
Facility closure..........                    2,567               -            (377)                 -                 2,190
Other.....................                    1,717               -             (27)                 -                 1,690
                                  ------------------    ------------    -------------    --------------    ------------------
    Total.................                 $  6,321          $    -         $  (913)            $    -              $  5,408
                                  ==================    ============    =============    ==============    ==================

At April 22, 2000, $5.2 million remained for plant and facility closing costs and severance accruals and $0.2 million for other liabilities and accruals. Subsequent to the end of the first quarter, on May 2, 2000, the Sayreville, New Jersey facility was sold for approximately $7.8 million. As a result, all remaining severance costs are expected to be spent during the second quarter. Exit costs and expenses incurred to ready the facility for sale are expected to be finalized in the second quarter, with any necessary adjustments to the total charge recognized at that time. Only costs related to the settlement of worker's compensation claims and health and welfare payments are expected to extend beyond the second quarter of 2000.


5.       PLANT AND FACILITY CLOSING COSTS AND SEVERANCE

As part of accounting for the acquisition of Austin in the first quarter of 2000, Keebler recognized estimated costs pursuant to a plan to exit certain activities of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the initial allocation of the purchase price and are currently estimated at $17.1 million. Exit costs associated with staff reductions are currently estimated at $16.9 million. We currently expect that approximately 85 employees not under union contract will be terminated as a result of this plan. At April 22, 2000, no employees had been terminated, with the majority of the terminations expected to occur during the second quarter of 2000. Spending on exit costs are expected to be substantially complete before the end of 2001, with only certain benefit payments extending beyond that timeframe.

During 1998, as part of acquiring President International, Inc. ("President"), Keebler provided for $12.8 million in exit costs in the allocation of the purchase price. At January 1, 2000, there remained $7.4 million in reserves of which $1.8 million was spent during the first quarter of 2000. There were 260 employees at January 1, 2000, still expected to be terminated as part of the exit plan, of which approximately 175 were represented by a union. At April 22, 2000, approximately 150 employees under union contract and approximately 25 employees not under union contract had been terminated. The remaining terminations are expected to occur before the end of the second quarter of 2000.

                            KEEBLER FOODS COMPANY

                                   (UNAUDITED)


5.       PLANT AND FACILITY CLOSING COSTS AND SEVERANCE (CONTINUED)

The following table sets forth the activity in Keebler's plant and facility closing costs and severance liabilities exclusive of the liabilities resulting from the restructuring and impairment charge recorded during 1999:


(IN THOUSANDS)                              January 1, 2000           Provision              Spending         APRIL 22, 2000
                                        --------------------    ----------------    ------------------    -------------------
KEEBLER COMPANY
   Severance...................                   $      24           $       -            $        -              $      24
   Facility closure............                       7,829                   -                 (720)                  7,109
                                        --------------------    ----------------    ------------------    -------------------
       Subtotal................                       7,853                   -                 (720)                  7,133
                                        --------------------    ----------------    ------------------    -------------------

SUNSHINE BISCUITS, INC.
   Severance...................                   $      63           $       -            $      (8)              $      55
   Facility closure............                       1,962                   -                 (452)                  1,510
                                        --------------------    ----------------    ------------------    -------------------
       Subtotal................                       2,025                   -                 (460)                  1,565
                                        --------------------    ----------------    ------------------    -------------------

PRESIDENT INTERNATIONAL, INC.
   Severance...................                   $   2,829           $       -            $  (1,720)              $   1,109
   Facility closure............                       4,596                   -                  (74)                  4,522
   Other.......................                          10                   -                  (10)                      -
                                        --------------------    ----------------    ------------------    -------------------
       Subtotal................                       7,435                   -               (1,804)                  5,631
                                        --------------------    ----------------    ------------------    -------------------

AUSTIN QUALITY FOODS, INC.
   Severance...................                   $       -           $  16,893            $        -              $  16,893
   Facility closure............                           -                 200                     -                    200
                                        --------------------    ----------------    ------------------    -------------------
       Subtotal................                           -              17,093  *                  -                 17,093
                                        --------------------    ----------------    ------------------    -------------------

         Total.................                   $  17,313           $  17,093            $  (2,984)              $  31,422
                                        ====================    ================    ==================    ===================

* Recorded as part of the initial allocation of purchase price.


6.       SEGMENT INFORMATION

Keebler has adopted Statement of Financial Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" for reporting segment information. Keebler's reportable segments are Branded and Specialty. The reportable segments were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The nature of the customers, products and method of distribution can vary by sales channel. The reportable segments represent an aggregation of similar sales channels. The Branded segment is comprised of sales channels that principally market brand name cookie and cracker products to retail outlets. Either a Keebler sales employee or a distributor sells products in the Branded segment. The sales channels in the Specialty segment primarily sell cookie, cracker and brownie products that are manufactured on a made-to-order basis or that are produced in individual packs to be used in various institutions (i.e., restaurants, hospitals, etc.), as well as cookies manufactured for the Girl Scouts of the U.S.A. Many of the products sold by the Specialty segment are done so through the use of brokers.

                            KEEBLER FOODS COMPANY

                                   (UNAUDITED)


6.       SEGMENT INFORMATION (CONTINUED)

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

There are no intersegment transactions that result in revenue or profit (loss). Asset information by reportable segment is not presented, as Keebler does not report or generate such information internally. However, depreciation expense included in the determination of a segment's profit contribution has been presented. The depreciation expense for each reportable segment reflects the amount absorbed in the standard cost of products sold, as well as the depreciation that relates to assets used entirely by the respective segment. The following table presents certain information included in the profit contribution of each segment for the sixteen weeks ended April 22, 2000 and April 24, 1999. Prior year numbers have been restated for reclassifications between reportable segments.


                                                         Branded           Specialty
(IN THOUSANDS)                                           Segment             Segment           Other (a)              Total
                                                  ---------------    ----------------    ----------------    ---------------
SIXTEEN WEEKS ENDED APRIL 22, 2000:
NET SALES TO EXTERNAL CUSTOMERS.............          $  603,064          $  252,796            $      -         $  855,860
DEPRECIATION EXPENSE........................               8,413               4,212               5,399             18,024
PROFIT CONTRIBUTION.........................              88,030              57,581                                145,611
                                                                                                       -

SIXTEEN WEEKS ENDED APRIL 24, 1999:
Net sales to external customers.............          $  590,801          $  261,232            $      -         $  852,033
Depreciation expense........................               5,599               2,402               9,382             17,383
Profit contribution.........................              80,340              54,512                   -            134,852


(a)  Represents expenses incurred by the functional support departments that are not allocated to the reportable segments.


The net sales to external customers from the reportable segments equal the consolidated net sales of Keebler. A reconciliation of segment profit contribution to total consolidated income from continuing operations before income tax expense for the sixteen weeks ended April 22, 2000 and April 24, 1999 is as follows:


                                                                                          Sixteen Weeks Ended
                                                                                 -------------------------------------
(IN THOUSANDS)                                                                    APRIL 22, 2000       April 24, 1999
                                                                                 ----------------    -----------------
INCOME BEFORE INCOME TAX EXPENSE:
Reportable segment's profit contribution....................................          $  145,611           $  134,852
Unallocated functional support costs (b)....................................              51,915               64,207
Interest expense, net.......................................................              13,149               13,316
                                                                                 ----------------    -----------------
   Income before Income Tax Expense.........................................          $   80,547           $   57,329
                                                                                 ================    =================

(b)  Includes support costs such as distribution,  research  and  development, corporate  administration and other (income) expense, which are not allocated internally to reportable segments.


                            KEEBLER FOODS COMPANY

                                   (UNAUDITED)


7.       SALE OF VALUE BRANDS ASSETS

On January 4, 2000, Keebler sold its Birmingham, Alabama, and North Little Rock, Arkansas bakeries and the SUNNY and GREGS brands to Consolidated Biscuit
Company. As a result of the sale, Keebler recorded a $5.7 million pre-tax gain in other income during the sixteen weeks ended April 22, 2000.


8.       SUBSEQUENT EVENTS

On May 23, 2000, the Board of Directors of Keebler declared a quarterly cash dividend of $0.1125 per common share payable on June 21, 2000, to stockholders of record on June 7, 2000.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    MATTERS AFFECTING COMPARABILITY

    The following discussion of the financial condition and results of operations for the sixteen weeks ended April 22, 2000 and April 24, 1999 should be read in conjunction with Keebler's 1999 annual report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2000.

    Keebler's operating results for the sixteen weeks ended April 22, 2000, include the operating results of Austin Quality Foods, Inc. ("Austin") from the acquisition date of March 6, 2000, whereas the comparable quarter ended April 24, 1999, does not. Keebler's operating results for the sixteen weeks ended April 22, 2000 do not include the operating results of the Birmingham, Alabama, and North Little Rock, Arkansas bakeries and the SUNNY and GREGS brands ("the value brands business"), as these brands were sold to Consolidated Biscuit Company on January 4, 2000. The comparable sixteen weeks ended April 24, 1999 do include the operating results of the value brands business.

RESULTS OF OPERATIONS

    Results of operations expressed as a percentage of net sales for the sixteen weeks ended April 22, 2000 and April 24, 1999 are set forth below:


                                                                                         Sixteen Weeks Ended
                                                                             ---------------------------------------------
                                                                                  April 22, 2000           April 24, 1999
                                                                             --------------------     --------------------
NET SALES..............................................................                   100.0%                   100.0%
Cost of sales..........................................................                    42.5                     44.7
Selling, marketing and administrative expenses.........................                    46.2                     46.3
INCOME FROM OPERATIONS.................................................                    10.9                      8.3
Interest Expense, net..................................................                     1.5                      1.6
NET INCOME.............................................................                     5.6%                     3.8%



    Keebler's reportable segments are Branded and Specialty, which were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The reportable segments represent an aggregation of similar sales channels. We evaluate the performance of the reportable segments and allocate resources based on the segment's profit contribution, defined as earnings before certain functional support costs, amortization, interest and income taxes. While the accounting policies for each reportable segment are the same as for the total company, the cost of sales used to determine a segment's profit contribution is calculated using standard costs for each product, whereas actual cost of sales is used to determine consolidated income from operations. Prior year numbers have been restated for reclassifications between reportable segments.

    BRANDED SEGMENT

    The Branded segment sells a number of well-recognized products, primarily to retail outlets such as supermarkets, mass merchandisers, warehouse club stores, convenience stores and drug stores. This segment also imports and distributes CARR'S crackers in the U.S. under an exclusive long-term licensing and distribution agreement with United Biscuits.

                                                                      Sixteen Weeks Ended
                                                         --------------------------------------------
                                                             April 22, 2000         April 24, 1999
                                                         ---------------------  ---------------------
($ IN MILLIONS)                                                  $          %           $          %
                                                         ---------- ----------  ---------- ----------
NET SALES......................................           $  603.1               $  590.8

PROFIT CONTRIBUTION............................           $   88.0      14.6%    $   80.3      13.6%


    Net sales in the Branded segment closed the first quarter of 2000 at $603.1 million, with the acquisition of Austin contributing revenue of $18.6 million. In addition to the acquisition of Austin, the quarterly comparison of net sales was also impacted by the sale of the value brands business at the beginning of fiscal 2000. Net sales associated with the value brands business accounted for approximately $14.7 million in first quarter of last year. Excluding sales of Austin products in the current quarter and revenue from the value brands business in the first quarter of 1999, net sales increased approximately $8.4 million. Much of the revenue growth was from new products introduced in the second half of 1999 and early 2000, as well as from increased distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies. New products that contributed to the growth included KEEBLER SNAX STIX, HARVEST BAKERY crackers, ELF GRAHAMS and WHEATABLES SNACK MIX. Continued growth in the retail business outside of supermarkets, including at mass merchandisers and in convenience channels from the introduction of new single serve products, also benefited the quarterly results.

    For the sixteen weeks ended April 22, 2000, the Branded segment profit contribution was $88.0 million or 14.6% of net sales. The growth in profit contribution for the current quarter was partly achieved through increased gross profit on Keebler core and President Baking Company ("President") products, together with improved productivity and efficiencies achieved from successful integration of previous acquisitions. The gross margin rate on Austin products was lower than on Keebler core and President products. The increase in overall Branded profit contribution over the comparable quarter of the prior year, despite the lower margin on the Austin products, reflects the efficiencies achieved in production. In addition, a decreased marketing investment also added to the gains in profit contribution over the first quarter of last year. Partly offsetting these improvements were increased distribution costs from the rise in fuel prices throughout the current quarter.

    SPECIALTY SEGMENT

    The Specialty segment produces cookies, crackers and brownies for the foodservice market and private label retailers. In addition, we also produce custom-baked products for other marketers of branded food products, including sales of cookies to the Girl Scouts of the U.S.A.

                                                                      Sixteen Weeks Ended
                                                         --------------------------------------------
                                                             April 22, 2000         April 24, 1999
                                                         ---------------------  ---------------------
($ IN MILLIONS)                                                  $          %           $          %
                                                         ---------- ----------  ---------- ----------
NET SALES......................................           $  252.8               $  261.2

PROFIT CONTRIBUTION............................           $   57.6      22.8%    $   54.5      20.9%


    Net sales in the Specialty segment for the sixteen weeks ended April 22, 2000 and April 24, 1999, were $252.8 million and $261.2 million, respectively. The sale of Austin products contributed $5.9 million to first quarter Specialty sales. The decrease in revenue was principally driven by a decline in the lower margin contract packing and private label businesses. Other sales channels within the Specialty segment realized significant growth. A record Girl Scout selling season benefited the quarter. In addition, gains within the foodservice market were achieved from solid sales of ice cream cone and Grab `n Go products.

    The Specialty segment's profit contribution for the quarter ended April 22, 2000, was $57.6 million, or 22.8%, as a percentage of net sales. Excluding Austin, Keebler's profit contribution finished at 22.9%, as a percentage of net sales, or 2.0 percentage points ahead of the same quarter in 1999. The increase in profit contribution resulted partially from the shift in sales mix away from products that carry a higher cost of goods sold, in an effort to create capacity for higher margin opportunities. Volume increases in the core Specialty business, along with on-going cost reduction programs, also contributed to the higher profit contribution over the first quarter of the prior year.

    COST OF SALES

    Cost of sales for the sixteen weeks ended April 22, 2000, of $363.4 million, was $17.3 million lower than the comparable period of a year ago. As a percentage of net sales, cost of sales in the current quarter was 42.5%, as compared to 44.7% in the first quarter of 1999. After removing the impact of selling Austin products from the first quarter of 2000, cost of sales, as a percent of net sales, was 41.6%, 3.1 percentage points lower than the comparable quarter of 1999. The reduction in cost of sales, both in dollar spending and as a percentage of net sales, was primarily due to cost savings and lower raw material costs. Cost savings were principally achieved through the combination of network changes, capital projects and purchasing consolidations.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    Selling, marketing and administrative expenses for the quarter ended April 22, 2000, were $395.3 million compared to $394.3 million for the comparable sixteen weeks of 1999. As a percentage of net sales, selling, marketing and administrative expenses were flat quarter-on-quarter. Excluding Austin, selling, marketing and administrative expenses closed the quarter $4.9 million lower than the first quarter of last year, but finished 0.5 percentage points, as a percentage of net sales, higher than the first quarter of 1999. The primary driver of the decline in spending was reduced marketing expenses. Advertising and consumer promotions of $27.5 million for the quarter ended April 22, 2000, was $6.1 million lower than the quarter ended April 24, 1999, principally due to heavier spending in 1999 in order to promote numerous new products. The level of new products introduced in the first quarter of 1999 was significantly higher than the first quarter of 2000. Partly offsetting the lower marketing expenses, and contributing to the higher rate, as a percentage of net sales, were higher distribution costs from increased fuel rates in the first quarter of 2000.

    OTHER

    For the sixteen weeks ended April 22, 2000 and April 24, 1999, other expense closed the quarter at $3.5 million and $6.3 million, respectively. The $2.8 million decrease from the prior year was principally driven by a $5.7 million pre-tax gain realized on the sale of the value brands business during the first quarter of 2000. Partially offsetting this benefit was increased amortization expense related to new intangibles resulting from the Austin acquisition, higher costs related to the Receivables Purchase Agreement and increased bank fees.

    RESTRUCTURING AND IMPAIRMENT CHARGE

    In May of 1999, Keebler closed its manufacturing facility in Sayreville, New Jersey, which resulted in a pre-tax restructuring and impairment charge to income from operations of $66.3 million. The restructuring and impairment charge included $20.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million was non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the acquisition of Sunshine Biscuits, Inc. ("Sunshine") in June 1996. Of the total $66.3 million charge, approximately $65.6 million was recorded as plant and facility closing costs and severance, with the remaining $0.7 million recorded as other liabilities and accruals. Approximately 650 total employees were expected to be terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions. At April 22, 2000, approximately 595 employees under union contract and approximately 45 employees not under union contract had been terminated. At April 22, 2000, $5.2 million remained for plant and facility closing costs and severance accruals and $0.2 million for other liabilities and accruals. The amount of suspended depreciation and amortization that would have been recognized for the sixteen weeks ended April 22, 2000, if the prior year impairments had not been recognized, was approximately $1.4 million.

    Subsequent to the end of the first quarter, on May 2, 2000, the Sayreville, New Jersey facility was sold for approximately $7.8 million. As a result, all remaining severance costs are expected to be spent during the second quarter. Exit costs and expenses incurred to ready the facility for sale are expected to be finalized in the second quarter, with any necessary adjustments to the total charge recognized at that time. Only costs related to the settlement of workers' compensation claims and health and welfare payments are expected to extend beyond the second quarter of 2000.

    INTEREST EXPENSE, NET

    Net interest expense was $13.1 million for the sixteen weeks ended April 22, 2000, compared to $13.3 million for the same period in 1999. The slight decrease in net interest expense was primarily due to a considerably lower average outstanding debt balance for just over half of the first quarter of 2000, until the acquisition of Austin on March 6, 2000. In order to finance the acquisition, we utilized existing credit facilities, borrowing an additional $235.0 million under the Revolving facility.

    INCOME TAX EXPENSE

    For the quarter ended April 22, 2000, income tax expense increased by $8.4 million to $33.0 million as compared to the sixteen weeks ended April 24, 1999. An increase in taxable income was the primary driver of the higher income tax expense. This increase was partially offset by a lower effective tax rate of 41% for the current quarter, compared to 43% for the quarter ended April 24, 1999. The effective tax rate decreased by 2.0 percentage points due to the adoption of a change in the tax basis of the assets acquired and liabilities assumed in the Keebler acquisition, in accordance with the Internal Revenue Code Section 338 during 1999. In addition, the elimination of nondeductible amortization associated with the goodwill written off in the second quarter of 1999 as part of the closure of the Sayreville, New Jersey facility, added to the reduction in the effective tax rate. The increase in intangible amortization resulting from the Austin acquisition slightly offset these decreases in the rate. The effective tax rate remains above the federal statutory rate due to nondeductible expenses, primarily the amortization of intangibles resulting from acquisitions.

    NET INCOME

    For the sixteen weeks ended April 22, 2000, net income of $47.5 million exceeded the first quarter of 1999 by $14.8 million. The 45.4% increase over the comparable quarter of last year was primarily achieved through a combination of successful integration of strategic acquisitions, realized cost savings resulting from productivity gains and efficiencies in operations and a continued emphasis on growth in the branded business with a strategic shift away from lower margin businesses.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities for the sixteen weeks ended April 22, 2000, provided $48.4 million of cash. Net earnings of $47.5 million, together with a significant reduction in the investment in inventory, were significant contributors to the positive cash flow. The $41.6 million decline in inventory, principally in finished goods and exclusive of Austin acquired balances, demonstrated the usual seasonal reduction that results as the annual Girl Scout cookie sale occurs during the first quarter of each year. Also adding to the favorable cash flow was a decreased investment in trade accounts and notes receivable, before accounting for the securitization of receivables, of $13.2 million due mainly to an increase in cash collections. Offsetting the positive cash flow position was a $42.7 million reduction in trade accounts payable and other current liabilities. The additional funding of these liabilities was mainly attributable to the timing of disbursements, as well as from the payment of year end incentives. Also reducing the above working capital sources was $3.8 million of spending against plant and facility closing costs and severance, as well as a $10.0 million payment for a license agreement with the Children's Television Workshop.

    During the first quarter, cash used by investing activities totaled $256.1 million. The most significant use of cash was $256.3 million, which was used for the acquisition of Austin. Additionally, $17.7 million was used to fund capital expenditures, which were incurred principally for automation improvements, expansion of product development, capacity advancement and numerous equipment upgrades related to cost reduction programs designed to enhance production output. Partly offsetting these uses of cash were proceeds totaling $18.0 million, principally derived from the sale of the value brands business, as well as from other asset disposals.

    Financing activities for the sixteen weeks ended April 22, 2000, provided $208.3 million of cash, principally from proceeds on long-term debt borrowings, and specifically a draw against the existing Revolving facility. Net cash proceeds of $6.0 million were also received from incremental sales of accounts receivable under the Receivables Purchase Agreement. Exercises of employee stock options generated an additional $2.0 million in cash. Partially offsetting the positive cash flow were scheduled principal payments of $10.6 million, purchases of common stock into treasury totaling $10.0 million and our initial quarterly dividend payment of $9.4 million. The $6.3 million income tax benefit related to stock options exercised served to reduce the financing uses of cash during the quarter.

    At April 22, 2000, cash and cash equivalents were $21.3 million. Total outstanding debt at the end of the first quarter was $669.8 million, of which current maturities were $42.2 million. Keebler's Revolving facility has an available line of credit of $350.0 million and at April 22, 2000, $224.0 million was outstanding. The $213.4 million increase in total outstanding debt from year end resulted as additional borrowings were needed to finance the acquisition of Austin. Keebler has met all financial covenants contained in the financing agreements. Available cash, as well as existing credit facilities, are expected to be sufficient to meet normal operating requirements for the foreseeable future.

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

    Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our current debt structure consists of both fixed and floating rate debt. Interest rate swap agreements are used to effectively manage changes in interest rates related to the majority of our borrowings with the objective of reducing overall interest costs. Sensitivity analysis was used to assess the impact that changes in market prices have on the fair value of interest rate swap agreements at year end. The fair value of the interest rate swap agreements at April 22, 2000, with a notional amount of $328.2 million, remains comparable to year end. Additionally, interest rates have not fluctuated materially from year end and therefore, the sensitivity analysis performed as of January 1, 2000 for interest rate swap agreements remains a valid estimate.

    We enter into commodity futures and options contracts to neutralize the impact of price increases on raw material purchases that are not likely to be recovered through higher prices on our products. We also used sensitivity analysis to assess the potential impact on the fair value of commodity futures and options contracts. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $36.0 million at April 22, 2000 would be impacted by $3.5 million.



PART II:  OTHER INFORMATION


    ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Keebler's Annual Meeting of Shareholders ("Meeting") was held on May 23, 2000.

      (c) Represented at the Meeting, either in person or by proxy, were 81,396,069 voting shares that were voted as shown below:

           (i) To elect three directors to serve for three year terms expiring in the year 2003. All nominees are named below:

               o   Franklin L. Burke

                   Votes for Election                66,400,768
                   Votes Withheld                    14,995,301

               o   C. Martin Wood, III

                   Votes for Election                64,218,503
                   Votes Withheld                    17,177,566

               o   Jimmy M. Woodward

                   Votes for Election                67,525,951
                   Votes Withheld                    13,870,118

           (ii) To ratify the Board of Directors' appointment of PricewaterhouseCoopers LLP as independent public accountants for Keebler for 2000.

                   Votes For Proposal                81,384,842
                   Votes Against Proposal                 5,993
                   Votes Withheld                         5,234



    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit
           NUMBER            DESCRIPTION
           -------           -----------

             27              Financial Data Schedule

      (b)  Reports on Form 8-K

           1. Current Report on Form 8-K dated January 28, 2000, announcing the intention of Keebler Foods Company to acquire Austin Quality Foods, Inc. from R&H Trust Co (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt.

           2. Current Report on Form 8-K dated March 16, 2000, related to the completion of the Stock Purchase Agreement between Keebler Foods Company, as Purchaser, and R&H Trust Co (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt, together as Sellers.

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

                          Date:  June 5, 2000



                          /s/ E. NICHOL MCCULLY
                          ------------------------------------------------------
                          E. Nichol McCully
                          Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                          Date:  June 5, 2000



                          /s/ JAMES T. SPEAR
                          ------------------------------------------------------
                          James T. Spear
                          Vice President Finance and Corporate Controller (Principal Accounting Officer)

                          Date:  June 5, 2000