Form 10-Q
period 2000-07-15
KEEBLER FOODS CO
filed 2000-08-29
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 15, 2000

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

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON AUGUST 18, 2000: 84,991,955.

PART I:  FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                   JULY 15, 2000    January 1, 2000
                                                                                -----------------  -----------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                          $ 20,115           $ 20,717
     Trade accounts and notes receivable, net                                             44,718             65,052
     Inventories, net:
         Raw materials                                                                    31,129             34,243
         Package materials                                                                17,575             13,907
         Finished goods                                                                  104,610            126,954
         Other                                                                             1,917              1,176
                                                                                ----------------- ------------------
                                                                                         155,231            176,280

     Deferred income taxes                                                                47,010             46,252
     Other                                                                                33,302             27,278
                                                                                ----------------- ------------------
         Total current assets                                                            300,376            335,579

PROPERTY, PLANT AND EQUIPMENT, NET                                                       609,343            553,031

GOODWILL, NET                                                                            530,858            370,188

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES, NET                                       241,192            211,790

PREPAID PENSION                                                                           31,813             33,240

ASSETS HELD FOR SALE                                                                       1,162              6,662

OTHER ASSETS                                                                              21,755             17,693
                                                                                ----------------- ------------------
         Total assets                                                                $ 1,736,499        $ 1,528,183
                                                                                ================= ==================

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 2

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                   JULY 15, 2000    January 1, 2000
                                                                                ----------------- ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                               $ 46,550           $ 37,283
     Trade accounts payable                                                              132,106            147,862
     Other liabilities and accruals                                                      225,060            237,447
     Income taxes payable                                                                  1,549             23,603
     Plant and facility closing costs and severance                                       15,584             11,290
                                                                                ----------------- ------------------
         Total current liabilities                                                       420,849            457,485

LONG-TERM DEBT                                                                           590,149            419,160

OTHER LIABILITIES:

     Deferred income taxes                                                               121,278            124,389
     Postretirement/postemployment obligations                                            64,443             64,383
     Plant and facility closing costs and severance                                        8,022             12,062
     Deferred compensation                                                                26,221             24,581
     Other                                                                                21,430             16,808
                                                                                ----------------- ------------------
         Total other liabilities                                                         241,394            242,223

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock ($.01 par value; 100,000,000 shares authorized and
         none issued)                                                                          -                  -
     Common stock ($.01 par value; 500,000,000 shares authorized and
         86,261,487 and 84,655,874 shares issued, respectively)                              863                846
     Additional paid-in capital                                                          205,405            182,686
     Retained earnings                                                                   317,851            255,813
     Treasury stock                                                                      (40,012)           (30,030)
                                                                                ----------------- ------------------
         Total shareholders' equity                                                      484,107            409,315
                                                                                ----------------- ------------------
         Total liabilities and shareholders' equity                                  $ 1,736,499        $ 1,528,183
                                                                                ================= ==================

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 3

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 TWELVE           Twelve    TWENTY-EIGHT    Twenty-Eight
                                                            WEEKS ENDED      Weeks Ended     WEEKS ENDED     Weeks Ended
                                                          JULY 15, 2000    July 17, 1999   JULY 15, 2000   July 17, 1999
                                                          --------------   --------------  --------------  --------------
NET SALES                                                   $   613,572      $   587,847     $ 1,469,432     $ 1,439,880

COSTS AND EXPENSES:
   Cost of sales                                                253,341          257,349         616,730         638,052
   Selling, marketing and administrative expenses               286,967          273,349         682,247         667,691
   Other                                                          6,733            8,417          10,228          14,760
   Restructuring and impairment charge                             (996)          69,208            (996)         69,208
                                                          --------------   --------------  --------------  --------------
INCOME (LOSS) FROM OPERATIONS                                    67,527          (20,476)        161,223          50,169

   Interest (income)                                               (736)            (315)         (1,485)           (941)
   Interest expense                                              11,723            8,399          25,621          22,341
                                                          --------------   --------------  --------------  --------------
INTEREST EXPENSE, NET                                            10,987            8,084          24,136          21,400
                                                          --------------   --------------  --------------  --------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                56,540          (28,560)        137,087          28,769
   Income tax expense (benefit)                                  23,099           (7,190)         56,123          17,462
                                                          --------------   --------------  --------------  --------------

NET INCOME (LOSS)                                           $    33,441      $   (21,370)    $    80,964     $    11,307
                                                          ==============   ==============  ==============  ==============


BASIC NET INCOME (LOSS) PER SHARE                           $      0.39      $     (0.25)    $      0.96     $      0.14
WEIGHTED AVERAGE SHARES OUTSTANDING                              84,449           83,778          84,096          83,818

DILUTED NET INCOME (LOSS) PER SHARE                         $      0.38      $     (0.24)    $      0.93     $      0.13
WEIGHTED AVERAGE SHARES OUTSTANDING                              87,749           87,622          87,447          87,871



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)

                                                                          TWENTY-EIGHT         Twenty-Eight
                                                                           WEEKS ENDED          Weeks Ended
                                                                         JULY 15, 2000        July 17, 1999
                                                                       ----------------     ----------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
    Net income                                                              $   80,964           $   11,307
    Adjustments to reconcile net income to cash from
     operating activities:
        Depreciation and amortization                                           49,432               43,171
        Deferred income taxes                                                    3,759               (6,702)
        (Gain) loss on sale of property, plant and equipment                    (1,785)                 514
        Gain on sale of value brands assets                                     (5,700)                   -
        Restructuring and impairment charge                                       (615)              46,071
        Income tax benefit related to stock options exercised                   17,857                6,541
    Changes in assets and liabilities:
        Trade accounts and notes receivable, net                                10,539              (21,614)
        Inventories, net                                                        29,201               21,697
        Income taxes payable                                                   (20,918)             (19,077)
        Other current assets                                                    (4,921)              (1,558)
        Trade accounts payable and other current liabilities                   (42,508)                 616
        Plant and facility closing costs and severance                         (13,615)              19,861
    Other, net                                                                     (88)               7,864
                                                                       ----------------     ----------------
           Cash provided from operating activities                             101,602              108,691

CASH FLOWS USED BY INVESTING ACTIVITIES
    Capital expenditures                                                       (36,662)             (49,801)
    Proceeds from property disposals                                             8,547                2,420
    Purchase of Sesame Street license                                          (10,000)                   -
    Proceeds from sale of value brands assets                                   17,000                    -
    Purchase of Austin Quality Foods, Inc., net of cash acquired              (253,797)                   -
                                                                       ----------------     ----------------
           Cash used by investing activities                                  (274,912)             (47,381)

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
    Purchase of treasury stock                                                  (9,982)             (16,619)
    Exercise of employee stock options                                           4,879                2,445
    Proceeds from receivables securitization                                    21,000              106,000
    Long-term debt repayments                                                  (24,263)             (94,443)
    Revolving facility, net                                                    200,000              (60,000)
    Dividends paid                                                             (18,926)                   -
                                                                       ----------------     ----------------
           Cash provided from (used by) financing activities                   172,708              (62,617)
                                                                       ----------------     ----------------
           Decrease in cash and cash equivalents                                  (602)              (1,307)
           Cash and cash equivalents at beginning of period                     20,717               23,515
                                                                       ----------------     ----------------
           Cash and cash equivalents at end of period                       $   20,115           $   22,208
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

2.       ACQUISITION OF AUSTIN QUALITY FOODS, INC.

On March 6, 2000,  Keebler Foods Company  ("Keebler")  acquired  Austin  Quality
Foods, Inc. ("Austin") from R&H Trust Co. (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt, for an aggregate purchase price of $254.4 million, excluding related fees and expenses paid of approximately $3.0 million. The acquisition of Austin was a cash transaction funded with approximately $235.0 million from borrowings under the $700.0 million Senior Credit Facility Agreement dated as of September 28, 1998, and the remainder from cash received on additional sales of accounts receivable under Keebler's $125.0 million Receivables Purchase Agreement.

The acquisition of Austin by Keebler has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of Austin based on respective fair values. The acquisition has resulted in an unallocated excess purchase price over fair value of net assets acquired of $168.5 million, which is being amortized on a straight-line basis over a forty year period.

Results of operations for Austin from March 6, 2000 to July 15, 2000, have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of each respective fiscal year reported. The unaudited pro forma information includes adjustments for interest expense that would have been incurred related to financing the purchase, additional depreciation of the property, plant and equipment acquired and amortization of the trademarks, trade names, other intangibles and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been reported had the Austin acquisition been effected on the first day of the year reported.

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)


2.       ACQUISITION OF AUSTIN QUALITY FOODS, INC. (CONTINUED)

                                                                                               Unaudited
(IN THOUSANDS EXCEPT PER SHARE DATA)                                               For the Twenty-Eight Weeks Ended
                                                                                ----------------------------------------
                                                                                     July 15, 2000        July 17, 1999
                                                                                -------------------    -----------------
Net sales......................................................................     $    1,496,927        $   1,553,818
Net income.....................................................................     $       77,026        $       8,241
Diluted net income per share...................................................     $         0.88        $        0.09

3.       ASSETS HELD FOR SALE

On May 2, 2000, the Sayreville, New Jersey manufacturing facility, which had been held for sale after its closure, was sold for $7.5 million. The sale resulted in a pre-tax gain of approximately $2.0 million, which was recorded in other income in the twelve weeks ended July 15, 2000. Disposition of the remaining assets held for sale is expected to occur within the next thirty-six months without a significant gain or loss.

4.       DEBT

Long-term debt consisted of the following at July 15, 2000:

(IN THOUSANDS)                                               Interest Rate             Final Maturity         JULY 15, 2000
                                                         ------------------    -----------------------    ------------------
Revolving Facility..................................                6.684%         September 28, 2004           $   200,000
Term Facility.......................................                6.655%         September 28, 2004               296,000
Senior Subordinated Notes...........................               10.750%               July 1, 2006               124,400
Other Senior Debt...................................               Various                  2001-2005                 9,065
Capital Lease Obligations...........................               Various                  2002-2042                 7,234
                                                                                                          ------------------
                                                                                                                    636,699

Less: Current maturities............................                                                                 46,550
                                                                                                          ------------------
     Total..........................................                                                            $   590,149
                                                                                                          ==================

On March 6, 2000, Keebler utilized existing credit facilities in order to finance the acquisition of Austin. The additional borrowings were under the Revolving Facility, which was originally entered into on September 28, 1998. At July 15, 2000, the outstanding balance on the Revolving Facility was $200.0 million, with an available balance of $150.0 million.

5.       RESTRUCTURING AND IMPAIRMENT CHARGE

In May of 1999, Keebler closed its manufacturing facility in Sayreville, New Jersey, which resulted in a pre-tax restructuring and impairment charge, in 1999, to operating income of $66.3 million in total. In the second quarter of 2000, the charge was reduced by an adjustment of $1.0 million. The adjustment was for costs related to severance and other exit costs from the facility closure due to lower-than-expected severance costs and the earlier-than-expected sale of the facility. The restructuring and impairment charge included $19.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million were non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the Sunshine Biscuits, Inc. acquisition in June 1996. Approximately 650 employees were terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions.

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)


5.       RESTRUCTURING AND IMPAIRMENT CHARGE (CONTINUED)

The following table sets forth the activity related to the liabilities accrued in conjunction with the restructuring and impairment charge:


(IN THOUSANDS)                      January 1, 2000       Provision         Spending        Adjustment          JULY 15, 2000
                                  ------------------    ------------     ------------    --------------    -------------------
Severance.................                 $  2,037          $    -        $ (1,153)          $  (140)                $   744
Facility closure..........                    2,567               -            (848)           (1,556)                    163
Other.....................                    1,717               -              176               700                  2,593
                                  ------------------    ------------     ------------    --------------    -------------------
    Total.................                 $  6,321          $    -        $ (1,825)          $  (996)               $  3,500
                                  ==================    ============     ============    ==============    ===================

At July 15, 2000, $3.3 million remained for plant and facility closing costs and severance accruals and $0.2 million for other liabilities and accruals. Only costs related to the settlement of worker's compensation claims (included in other above), and health and welfare payments are expected to extend beyond the year ended December 30, 2000.

6.       PLANT AND FACILITY CLOSING COSTS AND SEVERANCE

Throughout 2000, as part of the acquisition of Austin, Keebler recognized estimated costs pursuant to a plan to exit certain activities of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the allocation of the purchase price and totaled $14.5 million. Associated costs related to staff reductions of approximately 80 non-union employees were estimated at $14.0 million. At July 15, 2000, approximately 60 employees had been terminated, with the remaining terminations scheduled to occur during the second half of 2000. Spending on exit costs is expected to be substantially complete before the end of 2001, with primarily health and welfare payments extending beyond that timeframe.

During 1998, as part of acquiring President International, Inc. ("President"), Keebler provided for $12.8 million in exit costs in the allocation of the purchase price. At January 1, 2000, there remained $7.4 million in reserves of which $2.3 million was spent during the first half of 2000. There were 260 employees at January 1, 2000, still expected to be terminated as part of the exit plan, of which approximately 175 were represented by a union. In the first half of 2000, approximately 150 employees under union contract and approximately 35 employees not under union contract had been terminated. The remaining terminations are expected to occur throughout the remainder of the current year.

During the quarter ended July 15, 2000, Keebler adjusted accruals previously established in the accounting for the Keebler and Sunshine acquisitions by reducing goodwill and other intangibles by $0.5 million and $1.1 million, respectively, to recognize exit costs that are now expected to be less than initially anticipated.

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)


6.       PLANT AND FACILITY CLOSING COSTS AND SEVERANCE (CONTINUED)

The following table sets forth the activity in Keebler's plant and facility closing costs and severance liabilities exclusive of the liabilities resulting from the restructuring and impairment charge recorded during 1999:


(IN THOUSANDS)                          January 1, 2000          Provision          Spending        Adjustment       JULY 15, 2000
                                       -----------------    ---------------    --------------    --------------    ----------------
KEEBLER COMPANY
   Severance...................               $      24          $       -         $       -         $       -           $      24
   Facility closure............                   7,829                  -            (1,258)             (500)              6,071
                                       -----------------    ---------------    --------------    --------------    ----------------
       Subtotal................                   7,853                  -            (1,258)             (500)              6,095
                                       -----------------    ---------------    --------------    --------------    ----------------

SUNSHINE BISCUITS, INC.
   Severance...................               $      63          $       -         $     (12)        $       -           $      51
   Facility closure............                   1,962                  -              (679)           (1,116)                167
                                       -----------------    ---------------    --------------    --------------    ----------------
       Subtotal................                   2,025                  -              (691)           (1,116)                218
                                       -----------------    ---------------    --------------    --------------    ----------------

PRESIDENT INTERNATIONAL, INC.
   Severance...................               $   2,829          $       -         $  (2,097)        $       -           $     732
   Facility closure............                   4,596                  -              (223)                -               4,373
   Other.......................                      10                  -               (10)                -                   -
                                       -----------------    ---------------    --------------    --------------    ----------------
       Subtotal................                   7,435                  -            (2,330)                -               5,105
                                       -----------------    ---------------    --------------    --------------    ----------------

AUSTIN QUALITY FOODS, INC.
   Severance...................               $       -          $  13,979         $  (5,236)        $       -           $   8,743
   Facility closure............                       -                479              (408)                -                  71
   Other.......................                       -                 28                 -                 -                  28
                                       -----------------    ---------------    --------------    --------------    ----------------
       Subtotal................                       -             14,486  *         (5,644)                -               8,842
                                       -----------------    ---------------    --------------    --------------    ----------------

         Total.................               $  17,313          $  14,486         $  (9,923)        $  (1,616)          $  20,260
                                       =================    ===============    ==============    ==============    ================

* Recorded as part of the purchase price allocation.



7.       SEGMENT INFORMATION

Keebler  has  adopted  Statement  of  Financial  Accounting  Standards  No.  131
"Disclosures about Segments of an Enterprise and Related Information" for reporting segment information. Keebler's reportable segments are Branded and Specialty. The reportable segments were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The nature of the customers, products and method of distribution can vary by sales channel. The reportable segments represent an aggregation of similar sales channels. The Branded segment is comprised of sales channels that principally market brand name cookie and cracker products to retail outlets. Either a Keebler sales employee or a distributor sells products in the Branded segment. The sales channels in the Specialty segment primarily sell cookie, cracker and brownie products that are manufactured on a made-to-order basis or that are produced in individual packs to be used in various institutions (i.e., restaurants, hospitals, etc.), as well as cookies manufactured for the Girl Scouts of the U.S.A. Many of the products sold by the Specialty segment are done so through the use of brokers.

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)


7.       SEGMENT INFORMATION (CONTINUED)

Keebler evaluates the performance of the reportable segments and allocates resources based on the segment's profit contribution, defined as earnings before certain functional support costs, amortization, interest and income taxes. While the accounting policies for each reportable segment are the same as for the total company, the cost of sales used to determine a segment's profit contribution is calculated using standard costs for each product, whereas actual cost of sales is used to determine consolidated income (loss) from operations.

There are no intersegment transactions that result in revenue or profit (loss). Asset information by reportable segment is not presented, as Keebler does not report or generate such information internally. However, depreciation expense included in the determination of a segment's profit contribution has been presented. The depreciation expense for each reportable segment reflects the amount absorbed in the standard cost of products sold, as well as the depreciation that relates to assets used entirely by the respective segment. The following table presents certain information included in the profit contribution of each segment for the twelve weeks ended July 15, 2000 and July 17, 1999 and the twenty-eight weeks ended July 15, 2000 and July 17, 1999. Prior year amounts have been restated for reclassifications between reportable segments.

                                                     Branded            Specialty
                                                     Segment             Segment            Other (a)             Total
                                              ---------------    ----------------    ----------------    ---------------
                                                                               (IN THOUSANDS)
TWELVE WEEKS ENDED JULY 15, 2000:
NET SALES TO EXTERNAL CUSTOMERS.............     $   482,077          $  131,495          $        -        $   613,572
DEPRECIATION EXPENSE........................           6,234               2,419              10,392             19,045
PROFIT CONTRIBUTION.........................          83,379              22,905                   -            106,284


TWELVE WEEKS ENDED JULY 17, 1999:
Net sales to external customers.............     $   463,144          $  124,703          $        -        $   587,847
Depreciation expense........................           4,909               1,839               8,454             15,202
Profit contribution.........................          77,203              17,877                   -             95,080


TWENTY-EIGHT WEEKS ENDED JULY 15, 2000:
NET SALES TO EXTERNAL CUSTOMERS.............     $ 1,085,141          $  384,291          $        -        $ 1,469,432
DEPRECIATION EXPENSE........................          13,989               6,812              16,268             37,069
PROFIT CONTRIBUTION.........................         171,409              80,486                   -            251,895


TWENTY-EIGHT WEEKS ENDED JULY 17, 1999:
Net sales to external customers.............     $ 1,053,945          $  385,935          $        -        $ 1,439,880
Depreciation expense........................          10,508               4,241              17,836             32,585
Profit contribution.........................         157,543              72,389                   -            229,932

(a)  Represents expenses incurred by the functional support departments that are not allocated to the reportable segments.

The net sales to external customers from the reportable segments equal the consolidated net sales of Keebler. A reconciliation of segment profit contribution to total consolidated income (loss) from continuing operations before income tax expense (benefit) for the twelve weeks ended July 15, 2000 and July 17, 1999 and the twenty-eight weeks ended July 15, 2000 and July 17, 1999 is as follows:

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)


7.       SEGMENT INFORMATION (CONTINUED)

                                                         Twelve Weeks Ended                     Twenty-Eight Weeks Ended
                                                 ----------------------------------      ------------------------------------
                                                  JULY 15, 2000      July 17, 1999         JULY 15, 2000       July 17, 1999
                                                 ---------------    ---------------      ----------------    ----------------
                                                                                 (IN THOUSANDS)
INCOME (LOSS) BEFORE INCOME TAX
   EXPENSE (BENEFIT):
Reportable segment's profit contribution.....        $  106,284        $    95,080            $  251,895          $  229,932
Unallocated functional support costs (b).....            39,753             46,348                91,668             110,555
Restructuring and impairment charge..........             (996)             69,208                 (996)              69,208
Interest expense, net........................            10,987              8,084                24,136              21,400
                                                 ---------------    ---------------      ----------------    ----------------
   Income (Loss) before Income Tax

      Expense (Benefit) .....................        $   56,540        $  (28,560)            $  137,087          $   28,769
                                                 ===============    ===============      ================    ================

(b)  Includes support costs such as distribution,  research  and development,  corporate  administration and other (income) expense, which are not allocated internally to reportable segments.

8.       SALE OF VALUE BRANDS ASSETS

On January 4, 2000, Keebler sold its Birmingham, Alabama, and North Little Rock, Arkansas bakeries and the SUNNY and GREGS brands to Consolidated Biscuit
Company. As a result of the sale, Keebler recorded a $5.7 million pre-tax gain in other income during the first quarter of 1999.

9.       SUBSEQUENT EVENTS

On August 24, 2000, the Board of Directors of Keebler declared a quarterly cash dividend of $0.1125 per share payable on September 20, 2000, to stockholders of record on September 6, 2000.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    MATTERS AFFECTING COMPARABILITY

    The following discussion of the financial condition and results of operations for the twelve and twenty-eight weeks ended July 15, 2000 and July 17, 1999 should be read in conjunction with Keebler's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2000.

    Keebler's operating results for the twenty-eight weeks ended July 15, 2000, include the operating results of Austin Quality Foods, Inc. ("Austin") from the acquisition date of March 6, 2000, whereas the comparable period ended July 17, 1999, does not. Keebler's operating results for the twenty-eight weeks ended July 15, 2000, do not include the operating results of the Birmingham, Alabama, and North Little Rock, Arkansas bakeries and the SUNNY and GREGS brands ("the value brands business"), as these brands were sold to Consolidated Biscuit Company on January 4, 2000. The comparable twenty-eight weeks ended July 17, 1999, includes the operating results of the value brands business.

RESULTS OF OPERATIONS

    Results of operations expressed as a percentage of net sales for the twelve and twenty-eight weeks ended July 15, 2000 and July 17, 1999 are set forth below:

                                                              Twelve Weeks Ended                 Twenty-Eight Weeks Ended
                                                    -------------------------------------- ------------------------------------
                                                        July 15, 2000       July 17, 1999     July 15, 2000      July 17, 1999
                                                    ------------------ ------------------- ----------------- ------------------
 NET SALES.........................................            100.0%             100.0%            100.0%             100.0%
 Cost of sales.....................................             41.3               43.8              42.0               44.3
 Selling, marketing and administrative expenses....             46.8               46.5              46.4               46.4
 Restructuring and impairment charge...............             (0.2)              11.8              (0.1)               4.8
 INCOME (LOSS) FROM OPERATIONS.....................             11.0               (3.5)             11.0                3.5
 Interest Expense, net.............................              1.8                1.4               1.6                1.5
 NET INCOME (LOSS).................................              5.5%              (3.6)%             5.5%               0.8%


    Keebler's reportable segments are Branded and Specialty, which were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The reportable segments represent an aggregation of similar sales channels. We evaluate the performance of the reportable segments and allocate resources based on the segment's profit contribution, defined as earnings before certain functional support costs, amortization, interest and income taxes. While the accounting policies for each reportable segment are the same as for the total company, the cost of sales used to determine a segment's profit contribution is calculated using standard costs for each product, whereas actual cost of sales is used to determine consolidated income (loss) from operations. Prior year numbers have been restated for reclassifications between reportable segments.

    BRANDED SEGMENT

    The Branded segment sells a number of well-recognized products, primarily to retail outlets such as supermarkets, mass merchandisers, warehouse club stores, convenience stores and drug stores. This segment also imports and distributes CARR'S crackers in the U.S. under an exclusive long-term licensing and distribution agreement with United Biscuits.

                                                  Twelve Weeks Ended                     Twenty-Eight Weeks Ended
                                      ------------------------------------------ -----------------------------------------
                                          July 15, 2000         July 17, 1999        July 15, 2000        July 17, 1999
                                      --------------------- -------------------- -------------------- --------------------
($ IN MILLIONS)                               $          %         $          %         $          %          $         %
                                      ---------- ---------- --------- ---------- --------- ---------- ---------- ---------
NET SALES........................       $ 482.1              $ 463.1             $1,085.1              $1,053.9

PROFIT CONTRIBUTION..............       $  83.4      17.3%   $  77.2      16.7%  $  171.4      15.8%   $  157.5     14.9%



    For the quarter ended July 15, 2000, net sales of $482.1 million in the Branded segment increased 4.1% over the same period of a year ago and net sales of $1,085.1 million for the first half of 2000 finished 3.0% above the comparable period of 1999. The acquisition of Austin accounted for net sales of $36.7 million and $55.3 million for the twelve and twenty-eight weeks ended July 15, 2000, respectively. In addition, the sale of the value brands business, which totaled $11.4 million and $26.1 million of net sales for the second quarter and first half of 1999, respectively, affected comparisons for the initial two quarters of 2000. Excluding the impact of Austin sales in the current period and the revenue from the value brands business in the comparable periods of a year ago, net sales for the quarter ended July 15, 2000 decreased $6.3 million compared to the year-ago quarter and increased $2.0 million for the first half of 2000. During the current quarter, good growth in core Keebler brand cookie and cracker products, along with additional distribution points picked up in the national rollout of FAMOUS AMOS and MURRAY SUGAR FREE drove real volume gains that were offset by decreased sales of more promotion sensitive products. Competitive activity constrained net sales of our secondary cookie brands. For the first half of 2000, growth from new products, greater distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies, and continued growth in retail business outside supermarkets, including mass merchandisers and convenience channels, were the primary drivers of the increase in net sales as compared to the prior year. New products contributing to the overall year-to-date growth included Keebler SNAX STIX, HARVEST BAKERY crackers, ELF GRAHAMS and WHEATABLES SNACK MIX.

    The profit contribution of the Branded segment was $83.4 million, or 17.3% of net sales, in the second quarter of 2000 and $171.4 million, or 15.8% of net sales, for the first half of 2000. The growth in profit contribution for the twelve and twenty-eight weeks ended July 15, 2000 was driven by a higher gross margins achieved on Keebler's core products furthered by improved productivity and cost savings across the supply chain. Partially offsetting these improvements was the inclusion of the gross margin on Austin sales, which was lower than Keebler and President products. Higher distribution and freight, which were the result of increased fuel costs, also slightly offset the growth in profit contribution.

    SPECIALTY SEGMENT

    The Specialty segment produces cookies, crackers and brownies for the foodservice market and private label retailers. In addition, we also produce custom-baked products for other marketers of branded food products, including sales of cookies to the Girl Scouts of the U.S.A.

                                                  Twelve Weeks Ended                     Twenty-Eight Weeks Ended
                                      ------------------------------------------ -----------------------------------------
                                          July 15, 2000         July 17, 1999        July 15, 2000        July 17, 1999
                                      --------------------- -------------------- -------------------- --------------------
($ IN MILLIONS)                               $          %         $          %         $          %          $         %
                                      ---------- ---------- --------- ---------- --------- ---------- ---------- ---------
NET SALES........................       $ 131.5              $ 124.7              $ 384.3               $ 385.9

PROFIT CONTRIBUTION..............       $  22.9      17.5%   $  17.9      14.3%   $  80.5      20.9%    $  72.4     18.8%


    For the twelve weeks ended July 15, 2000, net sales in the Specialty segment were $131.5 million compared to $124.7 million in the comparable quarter of 1999. The $6.8 million or 5.4% increase in net sales was due to continued volume growth in the foodservice channel and the Austin acquisition growth offset by revenue declines in custom-baked and private label products. Volume gains in the foodservice market were led by higher sales of both ice cream cones and Grab n' Go products. Sales of Austin products contributed $9.8 million in incremental revenue. Net sales for the year-to-date ended July 15, 2000 of $384.3 million were just $1.6 million below the comparable twenty-eight week period of last year. Lower sales of custom-baked and private label products were the primary contributors of the revenue loss in the first half. Partially offsetting the year-to-date sales decline were Austin sales, which added $15.7 million incremental net sales and growth of 9.8% in foodservice sales.

    The Specialty segment's profit contribution was $22.9 million or 17.5%, as a percentage of net sales, for the quarter ended July 15, 2000, and $80.5 million or 20.9%, as a percentage of net sales, for the first half of 2000. Removing the effects of Austin, Keebler's profit contribution finished the twelve and twenty-eight weeks 3.0 percentage points and 2.3 percentage points, as a percentage of net sales, ahead of the respective periods of the prior year. A product focus shift to higher margin products, which lowered cost of sales both in dollar spending and as a percentage of net sales, was the primary contributor to the increased profit margin. Additional cost reduction initiatives also contributed to higher segment profits.

    COST OF SALES

    For the twelve weeks ended July 15, 2000, cost of sales was $253.3 million, or 41.3% of net sales, versus $257.3 million, or 43.8% of net sales, in the comparable quarter of a year ago. Year-to-date, cost of sales was $616.7 million, or 42.0% of net sales, as opposed to $638.1 million, or 44.3% of net sales, from a year ago. Excluding Austin, cost of sales, as a percentage of net sales, was 39.7% and 40.9% for the second quarter and twenty-eight weeks ended July 15, 2000, respectively. The quarter and year-to-date improvements in cost of sales, as a percentage of net sales, were mainly attributable to productivity and cost savings and lower raw material costs. Lower sales of custom-baked, and private label and value products also contributed to lower cost of sales. These favorable factors more than offset the increase to cost of sales resulting from the inclusion of Austin since its March 6, 2000 acquisition date. Also contributing to the improvement in cost of sales was a favorable shift in the overall business mix to higher margin products and channels of distribution.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    For the quarter and year-to-date ended July 15, 2000, selling, marketing and administrative expenses of $287.0 million and $682.2 million, respectively, were $13.6 million and $14.6 million higher than the same periods of a year ago. The 5.0% and 2.2% increase in selling, marketing and administrative expenses for the twelve and twenty-eight weeks, respectively, was primarily driven by the inclusion of Austin expenses. The remaining balances were principally due to an increase of $5.2 million and $11.0 million in selling and distribution for the quarter and first half, respectively. Excluding Austin, selling, marketing and administrative expenses finished the quarter and year-to-date periods, 2.5 and
1.3 percentage points, as a percentage of net sales, higher than the respective periods of last year. The increased selling and distribution expense was mainly due to transition expenses on converting certain non-core independent distributor routes acquired in the President acquisition to Keebler's direct store delivery system and higher fuel costs.

    OTHER

    Other expense for the second quarter and first half of 2000 was $6.7 million and $10.2 million, respectively, compared to $8.4 million and $14.8 million for the prior year comparable periods. The decrease for both the second quarter and year-to-date periods was principally due to the $2.0 million pre-tax gain on the sale of the Sayreville manufacturing facility in the second quarter of 2000 and the $5.7 million pre-tax gain on the sale of the value brands business in the first quarter of 2000. Partially offsetting these gains was incremental amortization expense resulting from intangible assets added from the Austin acquisition, higher costs related to the Receivables Purchase Agreement and increased bank fees.

    RESTRUCTURING AND IMPAIRMENT CHARGE

    In May of 1999, Keebler closed its manufacturing facility in Sayreville, New Jersey, which resulted in a pre-tax restructuring and impairment charge to income from operations of $66.3 million. In the second quarter of 2000 the charge was reduced by an adjustment of $1.0 million. The adjustment was for costs related to severance and other exit costs from the facility due to lower-than-expected severance costs and the earlier-than-expected sale of the facility. On May 2, 2000, the Sayreville, New Jersey facility was sold. The restructuring and impairment charge included $19.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million were non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the Sunshine Biscuits, Inc. ("Sunshine") acquisition in June 1996. Of the total $65.3 million charge, approximately $64.6 million was recorded as plant and facility closing costs and severance. The remaining $0.7 million was recorded as other liabilities and accruals. Approximately 650 total employees were terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions. At July 15, 2000, $3.3 million remained for plant and facility closing costs and severance accruals and $0.2 million for other liabilities and accruals. Only costs related to the settlement of workers' compensation claims and health and welfare payments are expected to extend beyond the year ended December 30, 2000. The amount of suspended depreciation and amortization that would have been recognized for the twenty-eight weeks ended July 15, 2000, if the prior year impairments had not been recognized, was approximately $2.8 million.

    INTEREST EXPENSE, NET

    Net interest expense for the second quarter and year-to-date period ended July 15, 2000, of $11.0 million and $24.1 million was $2.9 million and $2.7 million higher than the second quarter and year-to-date period ended July 17, 1999, respectively. The increase in net interest expense was primarily due to additional interest expense associated with the incremental debt incurred in first quarter of 2000 in order to finance the acquisition of Austin. Outstanding debt at July 15, 2000, was $136.6 million above the level outstanding at July 17, 1999. Also adding to the increase in expense was a higher weighted average interest rate in 2000 compared to the same period in 1999.

    INCOME TAX EXPENSE

    Income tax expense for the twelve and twenty-eight weeks ended July 15, 2000, increased by $30.3 million and $38.7 million, respectively, compared to the same periods of a year ago. Increased taxable earnings was the primary driver of higher income tax expense. A lower effective tax rate of 40.9% in 2000 versus 42.5% in 1999 partially offset this increase. The effective tax rate decreased due to higher taxable earnings and the adoption of a change in the tax basis of the assets acquired and liabilities assumed in the Keebler acquisition, in accordance with the Internal Revenue Code Section 338. Partially offsetting the decrease in the effective tax rate was the increase in non-deductible goodwill amortization expense as a result of the Austin acquisition. The effective tax rate remains above the federal statutory rate due to nondeductible expenses, primarily the amortization of intangibles resulting from acquisitions.

    NET INCOME (LOSS)

    Net income for the twelve and twenty-eight weeks ended July 15, 2000 was $33.4 million and $81.0 million, respectively. Before restructuring and impairment changes or credits, net income was $32.8 million in the current quarter and $80.3 million for the twenty-eight weeks ended July 15, 2000. Net income exceeded the second quarter and year-to-date of the prior year, also before restructuring and impairment charges, by $9.2 million and $24.0 million, respectively. The increase over the comparable quarter and first half of 1999 was a combination of the on-going strength of our core branded business, successful integration of strategic acquisitions, realized cost savings from productivity gains and efficiencies in operations, and a strategic shift away from lower margin businesses.

LIQUIDITY AND CAPITAL RESOURCES

    During the first twenty-eight weeks of 2000, cash provided from operating activities was $101.6 million. Year-to-date net earnings of $81.0 million and a reduced investment in inventories of $29.2 million were primarily responsible for the positive cash flow. The lower inventory levels were due principally to the depletion of the Girl Scout finished goods inventory that existed at year end in anticipation of the annual Girl Scout cookie sale that occurred during the first quarter of the year. In addition, the income tax benefit of $17.9 million on stock options exercised contributed to the cash flow. Partially offsetting these cash resources was lower trade accounts payable and other current liabilities of $42.5 million, which was due primarily to timing of disbursements and payment of year end incentives, and spending of $13.6 million for plant and facility closing costs and severance.

    For the first half of 2000, cash used by investing activities of $274.9 million was principally attributable to the $253.8 million, net of cash acquired, in the acquisition of Austin during the first quarter. Also contributing to uses of cash was the $10.0 million purchase of a license agreement for the Sesame Street trademark from the Sesame Workshop, formerly known as the Children's Television Workshop. The majority of the $36.7 million in capital spending in the first half of 2000 was used for automation and capacity enrichments, product development and several equipment upgrades related to cost reduction programs for improved production expansion. Proceeds received from asset disposals of $25.5 million partially offset capital expenditures, with the sale of the value brands business and the Sayreville facility accounting for $24.5 million of the proceeds.

    Financing activities provided $172.7 million of cash during the first twenty-eight weeks of 2000. The increase resulted principally from proceeds of long-term debt borrowings under the existing Revolving facility to fund the acquisition of Austin. Also contributing to the increase were net cash proceeds of $21.0 million received from the sale of accounts receivable under the Receivables Purchase Agreement and $4.9 million of cash generated from employee stock options exercised during the first half of 2000. Partially offsetting the positive cash flow were scheduled principal payments of $24.3 million, dividend payments totaling $18.9 million and purchases of common stock into treasury of $10.0 million.

    As of July 15, 2000, cash and cash equivalents were $20.1 million, long-term debt outstanding was $636.7 million and current maturities were $46.6 million. Available borrowings under Keebler's Revolving facility were $350.0 million, of which $200.0 million was outstanding at July 15, 2000. Keebler has met all financial covenants contained in the financing agreements. Available cash, as well as existing credit facilities, are expected to be sufficient to meet normal operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133. FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FASB Statement No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply FASB Statement No. 133.

FORWARD-LOOKING STATEMENTS

    Certain statements incorporated by reference or made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about:

    o    sales trends
    o    the competitiveness of the cookie and cracker industry;
    o    the future availability and prices of raw and packaging materials;
    o    potential regulatory obligations;
    o    our strategies and
    o    other statements that are not historical facts.

    When used in this discussion, the words "anticipate," "believe," "estimate," "expect" and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to:

    o changes in general economic or business conditions (including in the cookie and cracker industry);
    o    actions of customers and competitors;
    o    our ability to recover material costs in the pricing of our products;
    o the extent to which we are able to successfully develop new products and markets for our products;
    o    the time required for such development;
    o    the level of demand for such products and
    o    changes in our business strategies.


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

    Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our current debt structure consists of both fixed and floating rate debt. Interest rate swap agreements are used to effectively manage changes in interest rates related to the majority of our borrowings with the objective of reducing overall interest costs. Sensitivity analysis was used to assess the impact that changes in market prices have on the fair value of interest rate swap agreements at year end. The fair value of the interest rate swap agreements at July 15, 2000, with a notional amount of $322.3 million, remains comparable to year end. Additionally, interest rates have not fluctuated materially from year end and therefore, the sensitivity analysis performed as of January 1, 2000 for interest rate swap agreements remains a valid estimate.

    We enter into commodity futures and options contracts to neutralize the impact of price increases on raw material purchases that are not likely to be recovered through higher prices on our products. We also used sensitivity analysis to assess the potential impact on the fair value of commodity futures and options contracts. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $23.1 million at July 15, 2000 would be impacted by $2.2 million.


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

                      Date:  August 28, 2000


                      /s/ E. NICHOL MCCULLY
                      ------------------------------------------------------
                      E. Nichol McCully
                      Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                      Date:  August 28, 2000


                      /s/ JAMES T. SPEAR
                      ------------------------------------------------------
                      James T. Spear
                      Vice President Finance and Corporate Controller (Principal Accounting Officer)

                      Date:  August 28, 2000