Form 10-Q
period 2000-11-17
KEEBLER FOODS CO
filed 2000-11-17
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 7, 2000

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

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON NOVEMBER 14, 2000: 85,016,219.

PART I:  FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                 OCTOBER 7, 2000    January 1, 2000
                                                                               ------------------ ------------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                          $ 20,469           $ 20,717
     Trade accounts and notes receivable, net                                             52,367             65,052
     Inventories, net:
         Raw materials                                                                    28,120             34,243
         Package materials                                                                17,170             13,907
         Finished goods                                                                  137,273            126,954
         Other                                                                             2,080              1,176
                                                                               ------------------ ------------------
                                                                                         184,643            176,280

     Deferred income taxes                                                                34,668             46,252
     Other                                                                                38,583             27,278
                                                                               ------------------ ------------------
         Total current assets                                                            330,730            335,579
                                                                                                   .
PROPERTY, PLANT AND EQUIPMENT, NET                                                       610,337            553,031

GOODWILL, NET                                                                            527,611            370,188

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES, NET                                       239,177            211,790

PREPAID PENSION                                                                           30,914             33,240

ASSETS HELD FOR SALE                                                                       1,159              6,662

OTHER ASSETS                                                                              17,140             17,693
                                                                               ------------------ ------------------
         Total assets                                                                $ 1,757,068        $ 1,528,183
                                                                               ================== ==================

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 2



                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                 OCTOBER 7, 2000    January 1, 2000
                                                                               ------------------ ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                               $ 50,660           $ 37,283
     Trade accounts payable                                                              146,750            147,862
     Other liabilities and accruals                                                      237,406            237,447
     Income taxes payable                                                                  1,138             23,603
     Plant and facility closing costs and severance                                       12,232             11,290
                                                                               ------------------ ------------------
         Total current liabilities                                                       448,186            457,485

LONG-TERM DEBT                                                                           546,104            419,160

OTHER LIABILITIES:

     Deferred income taxes                                                               127,544            124,389
     Postretirement/postemployment obligations                                            63,546             64,383
     Plant and facility closing costs and severance                                        7,397             12,062
     Deferred compensation                                                                26,312             24,581
     Other                                                                                20,398             16,808
                                                                               ------------------ ------------------
         Total other liabilities                                                         245,197            242,223

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock ($.01 par value; 100,000,000 shares authorized and
         none issued)                                                                          -                  -
     Common stock ($.01 par value; 500,000,000 shares authorized and
         86,348,001 and 84,655,874 shares issued, respectively)                              863                846
     Additional paid-in capital                                                          207,492            182,686
     Retained earnings                                                                   349,238            255,813
     Treasury stock                                                                      (40,012)           (30,030)
                                                                               ------------------ ------------------
         Total shareholders' equity                                                      517,581            409,315
                                                                               ------------------ ------------------
         Total liabilities and shareholders' equity                                  $ 1,757,068        $ 1,528,183
                                                                               ================== ==================

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 3

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   TWELVE          Twelve           FORTY           Forty
                                                              WEEKS ENDED     Weeks Ended     WEEKS ENDED     Weeks Ended
                                                          OCTOBER 7, 2000 October 9, 1999 OCTOBER 7, 2000 October 9, 1999
                                                          --------------- --------------- --------------- ---------------
NET SALES                                                    $   642,203     $   615,844     $ 2,111,635     $ 2,055,724

COSTS AND EXPENSES:
   Cost of sales                                                 254,237         261,244         870,967         899,296
   Selling, marketing and administrative expenses                301,752         284,375         983,999         952,066
   Other                                                          10,569           7,265          20,797          22,025
   Restructuring and impairment charge                                 -               -            (996)         69,208
                                                          --------------- --------------- --------------- ---------------
INCOME FROM OPERATIONS                                            75,645          62,960         236,868         113,129

   Interest (income)                                              (1,517)           (249)         (3,002)         (1,190)
   Interest expense                                               11,568           7,346          37,189          29,687
                                                          --------------- --------------- --------------- ---------------
INTEREST EXPENSE, NET                                             10,051           7,097          34,187          28,497
                                                          --------------- --------------- --------------- ---------------

INCOME BEFORE INCOME TAX EXPENSE                                  65,594          55,863         202,681          84,632
   Income tax expense                                             24,644          23,742          80,767          41,204
                                                          --------------- --------------- --------------- ---------------

NET INCOME                                                   $    40,950     $    32,121     $   121,914     $    43,428
                                                          =============== =============== =============== ===============


BASIC NET INCOME PER SHARE                                   $      0.48     $      0.38     $      1.44     $      0.52
WEIGHTED AVERAGE SHARES OUTSTANDING                               84,994          83,708          84,365          83,785

DILUTED NET INCOME PER SHARE                                 $      0.46     $      0.37     $      1.39     $      0.50
WEIGHTED AVERAGE SHARES OUTSTANDING                               88,240          87,423          87,728          87,741



                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                           (IN THOUSANDS)

                                                                                  FORTY                 Forty
                                                                            WEEKS ENDED           Weeks Ended
                                                                        OCTOBER 7, 2000       October 9, 1999
                                                                      ------------------    ------------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
    Net income                                                               $  121,914            $   43,428
    Adjustments to reconcile net income to cash from
       operating activities:
        Depreciation and amortization                                            72,547                62,651
        Deferred income taxes                                                    22,367               (11,018)
        (Gain) loss on sale of property, plant and equipment                     (1,623)                  249
        Gain on sale of value brands assets                                      (5,700)                    -
        Restructuring and impairment charge                                        (615)               46,071
        Income tax benefit related to stock options exercised                    18,875                 8,838
    Changes in assets and liabilities:
        Trade accounts and notes receivable, net                                 10,890               (35,241)
        Inventories, net                                                           (211)              (10,853)
        Income taxes payable                                                    (21,329)               (4,651)
        Other current assets                                                    (10,202)               (7,827)
        Trade accounts payable and other current liabilities                    (17,313)               27,016
        Plant and facility closing costs and severance                          (17,592)               11,554
    Other, net                                                                    2,819                 7,622
                                                                      ------------------    ------------------
           Cash provided from operating activities                              174,827               137,839

CASH FLOWS USED BY INVESTING ACTIVITIES
    Capital expenditures                                                        (53,174)              (68,637)
    Proceeds from property disposals                                              8,617                 2,833
    Purchase of Sesame Street license                                           (10,000)                    -
    Proceeds from sale of value brands assets                                    17,000                     -
    Purchase of Austin Quality Foods, Inc., net of cash acquired               (253,797)                    -
                                                                      ------------------    ------------------
           Cash used by investing activities                                   (291,354)              (65,804)

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
    Purchase of treasury stock                                                   (9,982)              (21,350)
    Exercise of employee stock options                                            5,948                 2,741
    Proceeds from receivables securitization                                     13,000               125,000
    Long-term debt repayments                                                   (34,198)             (103,861)
    Revolving facility, net                                                     170,000               (77,800)
    Dividends paid                                                              (28,489)                    -
                                                                      ------------------    ------------------
           Cash provided from (used by) financing activities                    116,279               (75,270)
                                                                      ------------------    ------------------
           Decrease in cash and cash equivalents                                   (248)               (3,235)
           Cash and cash equivalents at beginning of period                      20,717                23,515
                                                                      ------------------    ------------------
           Cash and cash equivalents at end of period                        $   20,469            $   20,280
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

2.       ACQUISITION OF AUSTIN QUALITY FOODS, INC.

On March 6, 2000,  Keebler Foods Company  ("Keebler")  acquired  Austin  Quality
Foods, Inc. ("Austin") from R&H Trust Co. (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt, for a purchase price, net of cash acquired, of $253.7 million, excluding related fees and expenses paid of approximately $3.0 million. The acquisition of Austin was a cash transaction funded with approximately $235.0 million from borrowings under the $700.0 million Senior Credit Facility Agreement dated as of September 28, 1998, and the remainder from cash received on additional sales of accounts receivable under Keebler's Receivables Purchase Agreement.

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

Results of operations for Austin from March 6, 2000 to October 7, 2000 have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of each respective fiscal year reported. The unaudited pro forma information includes adjustments for interest expense that would have been incurred related to financing the purchase, additional depreciation of the property, plant and equipment acquired and amortization of the trademarks, trade names, other intangibles and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been reported had the Austin acquisition been effected on the first day of the year reported.

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)

2.       ACQUISITION OF AUSTIN QUALITY FOODS, INC. (CONTINUED)


                                                                                             Unaudited
(IN THOUSANDS EXCEPT PER SHARE DATA)                                                 For the Forty Weeks Ended
                                                                                ------------------------------------
                                                                                 October 7, 2000    October 9, 1999
                                                                                -----------------  -----------------
Net sales.......................................................................  $    2,139,130      $   2,217,917
Net income......................................................................  $      117,478      $      42,148
Diluted net income per share....................................................  $         1.35      $         .48

3.       ASSETS HELD FOR SALE

On May 2, 2000, the Sayreville, New Jersey manufacturing facility, which had been held for sale after its closure, was sold for $7.5 million. The sale resulted in a pre-tax gain of approximately $2.0 million, which was recorded in other income during the first half of the year. Disposition of the remaining assets held for sale is expected to occur within the next thirty-three months without a significant gain or loss.

4.       DEBT

Long-term debt consisted of the following at October 7, 2000:

(IN THOUSANDS)                                               Interest Rate             Final Maturity       OCTOBER 7, 2000
                                                         ------------------    -----------------------    ------------------
Revolving Facility..................................                6.845%         September 28, 2004           $   170,000
Term Facility.......................................                6.827%         September 28, 2004               287,000
Senior Subordinated Notes...........................               10.750%               July 1, 2006               124,400
Other Senior Debt...................................               Various                  2001-2005                 8,840
Capital Lease Obligations...........................               Various                  2002-2042                 6,524
                                                                                                          ------------------
                                                                                                                    596,764
Less: Current maturities............................                                                                 50,660
                                                                                                          ------------------
     Total..........................................                                                            $   546,104
                                                                                                          ==================

On March 6, 2000, Keebler utilized existing credit facilities in order to finance the acquisition of Austin. The additional borrowings were under the Revolving Facility, which was originally entered into on September 28, 1998. At October 7, 2000, the outstanding balance on the Revolving Facility was $170.0 million, with an available balance of $180.0 million.

5.       RESTRUCTURING AND IMPAIRMENT CHARGE

In May of 1999, Keebler closed its manufacturing facility in Sayreville, New Jersey, which resulted in a pre-tax restructuring and impairment charge, in 1999, to operating income of $66.3 million in total. In the second quarter of 2000, the charge was reduced by an adjustment of $1.0 million. The adjustment related to severance and other exit costs from the facility closure due to lower-than-expected severance costs and the earlier-than-expected sale of the facility. The restructuring and impairment charge included $19.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million were non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the Sunshine Biscuits, Inc. acquisition in June 1996. Approximately 650 employees were terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions.

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)

5.       RESTRUCTURING AND IMPAIRMENT CHARGE (CONTINUED)

The following table sets forth the activity related to the liabilities accrued in conjunction with the restructuring and impairment charge:

(IN THOUSANDS)                      January 1, 2000       Provision         Spending        Adjustment        OCTOBER 7, 2000
                                  ------------------    ------------     ------------    --------------    -------------------
Severance.................                 $  2,037          $    -        $ (1,196)          $  (140)                $   701
Facility closure..........                    2,567               -            (852)           (1,556)                    159
Other.....................                    1,717               -              56               700                   2,473
                                  ------------------    ------------     ------------    --------------    -------------------
    Total.................                 $  6,321          $    -        $ (1,992)          $  (996)               $  3,333
                                  ==================    ============     ============    ==============    ===================

At October 7, 2000, $3.2 million remained for plant and facility closing costs and severance accruals and $.1 million for other liabilities and accruals. Only costs related to the settlement of worker's compensation claims (included in other above), and health and welfare payments are expected to extend beyond the year ended December 30, 2000.

6.       PLANT AND FACILITY CLOSING COSTS AND SEVERANCE

In conjunction with the March 6, 2000 Austin acquisition, Keebler has recognized estimated costs pursuant to a plan to exit certain activities of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the purchase price allocation and were equal to $14.5 million. Spending equal to $8.8 million has occurred through October 7, 2000. Staff reductions of approximately 80 non-union employees are expected as part of the exit plan. Approximately 75 employees had been terminated at October 7, 2000. The remaining terminations are expected to occur by February 23, 2001. Spending on exit costs is expected to be substantially complete before the end of 2001, with primarily health and welfare payments extending beyond that timeframe.

During 1998, as part of acquiring President International, Inc. ("President"), Keebler provided for $12.8 million in exit costs in the allocation of the purchase price. At January 1, 2000, there remained $7.4 million in reserves of which $2.8 million was spent during the first three quarters of 2000. There were 260 employees at January 1, 2000, still expected to be terminated as part of the exit plan, of which approximately 175 were represented by a union. Throughout the first forty weeks of 2000, approximately 150 employees under union contract and approximately 35 employees not under union contract had been terminated. The remaining terminations are scheduled to occur in the fourth quarter of 2000.

In the second quarter of the current year, Keebler adjusted accruals previously established in the accounting for the Keebler and Sunshine acquisitions by reducing goodwill and other intangibles by $0.5 million and $1.1 million, respectively, to recognize exit costs that are now expected to be less than initially anticipated.

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)

6.       PLANT AND FACILITY CLOSING COST AND SEVERANCE (CONTINUED)

The following table sets forth the activity in Keebler's plant and facility closing costs and severance liabilities exclusive of the liabilities resulting from the restructuring and impairment charge recorded during 1999:

                                        January 1,                                                        OCTOBER 7,
(IN THOUSANDS)                                2000       Provision        Spending       Adjustment             2000
                                      -------------    ------------    ------------    -------------    -------------
KEEBLER COMPANY
   Severance...................         $       24       $       -       $       -       $        -       $       24
   Facility closure............              7,829               -          (1,430)            (500)           5,899
                                      -------------    ------------    ------------    -------------    -------------
       Subtotal................              7,853               -          (1,430)            (500)           5,923
                                      -------------    ------------    ------------    -------------    -------------

SUNSHINE BISCUITS, INC.
   Severance...................         $       63       $       -       $     (17)      $        -       $       46
   Facility closure............              1,962               -            (689)          (1,116)             157
                                      -------------    ------------    ------------    -------------    -------------
       Subtotal................              2,025               -            (706)          (1,116)             203
                                      -------------    ------------    ------------    -------------    -------------

PRESIDENT INTERNATIONAL, INC.
   Severance...................         $    2,829       $       -       $  (2,235)      $        -       $      594
   Facility closure............              4,596               -            (569)               -            4,027
   Other.......................                 10               -             (10)               -                -
                                      -------------    ------------    ------------    -------------    -------------
       Subtotal................              7,435               -          (2,814)               -            4,621
                                      -------------    ------------    ------------    -------------    -------------

AUSTIN QUALITY FOODS, INC.
   Severance...................         $        -       $  13,979       $  (8,398)      $        -       $    5,581
   Facility closure............                  -             479            (408)               -               71
   Other.......................                  -              28              (5)               -               23
                                      -------------    ------------    ------------    -------------    -------------
       Subtotal................                  -          14,486  *       (8,811)               -            5,675
                                      -------------    ------------    ------------    -------------    -------------

         Total.................         $   17,313       $  14,486       $ (13,761)      $   (1,616)      $   16,422
                                      =============    ============    ============    =============    =============

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

There are no intersegment transactions that result in revenue or profit. Asset information by reportable segment is not presented, as Keebler does not report or generate such information internally. However, depreciation expense included in the determination of a segment's profit contribution has been presented. The depreciation expense for each reportable segment reflects the amount absorbed in the standard cost of products sold, as well as the depreciation that relates to assets used entirely by the respective segment. The following table presents certain information included in the profit contribution of each segment for the twelve weeks ended October 7, 2000 and October 9, 1999 and the forty weeks ended October 7, 2000 and October 9, 1999. Prior year amounts have been restated for reclassifications between reportable segments.

                                                         Branded           Specialty
                                                         Segment             Segment           Other (a)              Total
                                                  ---------------    ----------------    ----------------    ---------------
                                                                               (IN THOUSANDS)
TWELVE WEEKS ENDED OCTOBER 7, 2000:
NET SALES TO EXTERNAL CUSTOMERS.............         $   512,412         $   129,791         $         -        $   642,203
DEPRECIATION EXPENSE........................               5,205               2,404               9,475             17,084
PROFIT CONTRIBUTION.........................              92,896              23,108                   -            116,004

TWELVE WEEKS ENDED OCTOBER 9, 1999:
Net sales to external customers.............         $   479,598         $   136,246         $         -        $   615,844
Depreciation expense........................               5,297               2,034               7,673             15,004
Profit contribution.........................              83,362              17,759                   -            101,121

FORTY WEEKS ENDED OCTOBER 7, 2000:
NET SALES TO EXTERNAL CUSTOMERS.............         $ 1,597,553         $   514,082         $         -        $ 2,111,635
DEPRECIATION EXPENSE........................              19,194               9,216              25,743             54,153
PROFIT CONTRIBUTION.........................             264,305             103,594                   -            367,899

FORTY WEEKS ENDED OCTOBER 9, 1999:
Net sales to external customers.............         $ 1,533,543         $   522,181         $         -        $ 2,055,724
Depreciation expense........................              15,804               6,275              25,510             47,589
Profit contribution.........................             240,905              90,148                   -            331,053

(a) Represents expenses incurred by the functional support departments that are not allocated to the reportable segments.

The net sales to external customers from the reportable segments equal the consolidated net sales of Keebler. A reconciliation of segment profit contribution to total consolidated income from continuing operations before income tax expense for the twelve weeks ended October 7, 2000 and October 9, 1999 and the forty weeks ended October 7, 2000 and October 9, 1999 is as follows:

                              KEEBLER FOODS COMPANY

                                   (UNAUDITED)

7.       SEGMENT INFORMATION (CONTINUED)

                                                        Twelve Weeks Ended                         Forty Weeks Ended
                                              --------------------------------------    ---------------------------------------
                                               OCTOBER 7, 2000      October 9, 1999       OCTOBER 7, 2000      October 9, 1999
                                              -----------------    -----------------    ------------------    -----------------
                                                                                (IN THOUSANDS)

INCOME BEFORE INCOME TAX EXPENSE:

Reportable segment's profit contribution....       $   116,004          $   101,121          $    367,899          $   331,053
Unallocated functional support costs (b)....            40,359               38,161               132,027              148,716
Restructuring and impairment charge.........                 -                    -                  (996)              69,208
Interest expense, net.......................            10,051                7,097                34,187               28,497
                                              -----------------    -----------------    ------------------    -----------------
   Income before Income Tax Expense.........       $    65,594          $    55,863          $    202,681          $    84,632
                                              =================    =================    ==================    =================

(b) Includes support costs such as distribution,  research and development,  corporate  administration  and other (income)  expense, which are not allocated internally to reportable segments.

8.       SALE OF VALUE BRANDS ASSETS

On January 4, 2000, Keebler sold its Birmingham, Alabama, and North Little Rock, Arkansas bakeries and the SUNNY and GREGS brands to Consolidated Biscuit
Company. As a result of the sale, Keebler recorded a $5.7 million pre-tax gain in other income during the first quarter of 2000.

9.       INCOME TAXES

During the quarter, Keebler decreased the annual effective tax rate from 41.0% to 39.8%. The effective tax rate declined due to increased earnings, the adoption of a change in the tax basis of the assets acquired and liabilities assumed in the Keebler acquisition, in accordance with the Internal Revenue Code
Section 338, and a satisfactory resolution of certain income tax contingencies. Partially offsetting the reduction in the effective tax rate was the increase in intangible amortization expense as a result of the Austin acquisition. The effective tax rate remains above the federal statutory rate due to nondeductible expenses, primarily the amortization of intangibles, resulting from the Sunshine, President and Austin acquisitions.

10.      SUBSEQUENT EVENTS

On October 26, 2000, Kellogg Company announced it reached an agreement to acquire Keebler Foods Company in a transaction entered into with Keebler and with Flowers Industries, Inc., the majority shareholder of Keebler. Completion of the merger is subject to customary closing conditions and regulatory approvals. There can be no assurance that such approvals will be obtained. The transaction is expected to close during the first quarter of 2001.

On November 7, 2000, the Board of Directors of Keebler declared a quarterly cash dividend of $0.1125 per common share payable on December 20, 2000, to stockholders of record on December 6, 2000.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    MATTERS AFFECTING COMPARABILITY

    The following discussion of the financial condition and results of operations for the twelve and forty weeks ended October 7, 2000 and October 9, 1999 should be read in conjunction with Keebler's 1999 annual report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2000.

    Keebler's operating results for the forty weeks ended October 7, 2000, include the operating results of Austin Quality Foods, Inc. ("Austin") from the acquisition date of March 6, 2000, whereas the comparable period ended October 9, 1999, does not. Keebler's operating results for the forty weeks ended October 7, 2000, do not include the operating results of the Birmingham, Alabama, and North Little Rock, Arkansas bakeries and the SUNNY and GREGS brands ("the value brands business"), as these brands were sold to Consolidated Biscuit Company on January 4, 2000. The comparable forty weeks ended October 9, 1999, includes the operating results of the value brands business.

RESULTS OF OPERATIONS

    Results of operations expressed as a percentage of net sales for the twelve and forty weeks ended October 7, 2000 and October 9, 1999 are set forth below:


                                                              Twelve Weeks Ended                     Forty Weeks Ended
                                                    -------------------------------------- ------------------------------------
                                                      October 7, 2000     October 9, 1999   October 7, 2000    October 9, 1999
                                                    ------------------ ------------------- ----------------- ------------------
 NET SALES.........................................        100.0%              100.0%            100.0%            100.0%
 Cost of sales.....................................         39.6                42.4              41.2              43.7
 Selling, marketing and administrative expenses....         47.0                46.2              46.6              46.3
 Restructuring and impairment charge...............            -                   -                 -               3.4
 INCOME FROM OPERATIONS............................         11.8                10.2              11.2               5.5
 Interest Expense, net.............................          1.6                 1.1               1.6               1.4
 NET INCOME........................................          6.4%                5.2%              5.8%              2.1%

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


                                                 Twelve Weeks Ended                          Forty Weeks Ended
                                      ------------------------------------------ -----------------------------------------
                                          October 7, 2000       October 9, 1999      October 7, 2000      October 9, 1999
                                      --------------------- -------------------- -------------------- --------------------
($ IN MILLIONS)                            $          %         $          %         $          %          $         %
                                      ---------- ---------- --------- ---------- --------- ---------- ---------- ---------
 NET SALES...........................   $ 512.4              $ 479.6             $1,597.6              $1,533.5

 PROFIT CONTRIBUTION.................   $  92.9      18.1%   $  83.4      17.4%  $  264.3      16.5%   $  240.9     15.7%


    Net sales in the Branded segment for the twelve weeks ended October 7, 2000 grew 6.8% over the year-earlier quarter to $512.4 million and year-to-date net revenues of $1,597.6 million exceeded the comparable period of 1999 by 4.2%. The acquisition of Austin accounted for $37.4 million and $92.6 million of the total increase in net sales for the twelve and forty weeks ended October 7, 2000, respectively. Also impacting comparisons for the third quarter and year-to-date period was the sale of the value brands business, which contributed $8.1 million and $34.3 million of revenues for the twelve and forty weeks ended October 9, 1999, respectively. Excluding the effect of current year Austin revenues and net sales recorded by the value brands business in the prior year, net sales for the quarter and year-to-date period ended October 7, 2000 grew $3.5 million and $5.7 million, respectively, as compared to the similar periods of the previous year. Growth in the current quarter was driven by volume gains in core Keebler brand cookie and cracker products, sales of new products and distribution points added in the national rollout of FAMOUS AMOS and MURRAY SUGAR FREE. New products in the current quarter included the rollout of the SESAME STREET line. These revenue gains versus the prior year quarter were partially offset by declines in secondary cookie brands, which were limited by competitive activity. For the forty weeks ended October 7, 2000, the primary drivers of the net sales growth as compared to the prior year included new product introductions, greater distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies, and retail business outside supermarkets, including mass merchandisers and convenience channels. New products contributing to the overall growth for the year were SESAME STREET cookies and crackers, also HARVEST BAKERY, WHEATABLES SNACK MIX and SNAX STIX. Revenue growth for the year was constrained by competitive activity and the impact of product culls on certain secondary brand products.

    For the twelve and forty weeks ended October 7, 2000, profit contribution in the Branded segment was $92.9 million, or 18.1% of net sales, and $264.3 million, or 16.5% of net sales, respectively. The increase in profit contribution for both the third quarter and year-to-date was attributed to a higher gross margin achieved on KEEBLER and CHEEZ-IT core products and incremental Austin sales volume, combined with productivity enhancements and cost savings at our bakeries. Higher gross margins were the result of a favorable sales mix, which included increased revenues from higher margin core products. Cost savings were achieved through favorable commodity and packaging costs as well as capital programs to improve efficiency and increase capacity. Partially offsetting these gains were volume declines, primarily due to the loss of the value brands business. Higher marketing expenses, due to increased support behind the SESAME STREET launch, also partly offset the increase in profit contribution.

    SPECIALTY SEGMENT

    The Specialty segment produces cookies, crackers and brownies for the foodservice market and private label retailers. In addition, we also produce custom-baked products for other marketers of branded food products, including sales of cookies to the Girl Scouts of the U.S.A.

                                                  Twelve Weeks Ended                          Forty Weeks Ended
                                      ------------------------------------------ -----------------------------------------
                                        October 7, 2000       October 9, 1999      October 7, 2000      October 9, 1999
                                      --------------------- -------------------- -------------------- --------------------
 ($ IN MILLIONS)                           $          %         $          %         $          %          $         %
                                      ---------- ---------- --------- ---------- --------- ---------- ---------- ---------
 NET SALES..........................    $ 129.8              $ 136.2              $ 514.1               $ 522.2

 PROFIT CONTRIBUTION................    $  23.0      17.7%   $  17.8      13.1%   $ 103.4      20.1%    $  90.2     17.3%


    The Specialty segment recorded net sales of $129.8 million and $514.1 million for the respective quarter and year-to-date ended October 7, 2000. Revenues for the twelve and forty weeks ended October 7, 2000 fell short of the comparable periods of a year ago by $6.4 million and $8.1 million, respectively. Volume declines of custom-baked products for other marketers of branded products, as well as on-going losses experienced in the private label industry drove the majority of the unfavorability in the Specialty segment. Overall sales shortages were partially offset by revenue growth in the foodservice market, which was mainly due to continued growth in specialty crackers, and increased sales of both Grab 'n Go products and ice cream cones. The inclusion of Austin contributed incremental sales of $8.8 million and $17.3 million, or 6.8% and 3.4%, as a percent of net sales, to the respective twelve and forty week periods.

    Profit contribution for the Specialty segment of $23.0 million and $103.4 million finished the twelve and forty weeks ended October 7, 2000, $5.3 million and $13.3 million ahead of the comparable periods of the prior year. Excluding Austin, Keebler's profit contribution closed 4.6 and 3.0 percentage points, as a percentage of net sales, higher than the same twelve and forty week periods of last year, respectively. The primary contributor to the favorable profit contribution was a focus shift to higher margin products, which also carry a lower cost of goods sold in dollars spent, as well as a percentage of net sales. Additional improvements were also noted by the introduction of more efficient cost saving programs.

    COST OF SALES

    Cost of sales for the twelve weeks ended October 7, 2000, was $254.2 million, or 39.6% of net sales, compared to $261.2 million, or 42.4% of net sales, in the comparable quarter of the prior year. Year-to-date cost of sales for the forty weeks ended October 7, 2000 was $871.0 million, or 41.2% of net sales, versus $899.3 million, or 43.7% of net sales, for the year-earlier period. Before including the sale of Austin products, cost of sales, as a percentage of net sales, was 38.8% and 40.3% for the twelve and forty weeks ended October 7, 2000, respectively. Cost of sales in both the third quarter and year-to-date periods benefited from savings generated from productivity and efficiency initiatives as well as other cost reduction programs. Favorable raw material prices continued to benefit the quarter, as has been trended throughout the forty weeks ended October 7, 2000. Reduced sales of contract packaged products, and private label and value products also contributed to lower cost of sales. In addition, cost of sales improvements can be attributed to a favorable shift in the overall business mix to both higher margin products and channels of distribution. These aforementioned factors more than offset the increase to cost of sales resulting from the inclusion of Austin subsequent to its acquisition.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    Selling, marketing and administrative expenses for the twelve and forty weeks ended October 7, 2000 totaled $301.8 million and $984.0 million, respectively. This contributed to a $17.4 million and $31.9 million increase over the respective quarter and year-to-date periods of a year ago. Higher selling, marketing and administrative expenses were mainly due to the inclusion of Austin activity. Excluding Austin, selling, marketing and administrative expenses finished 3.1 and 1.5 percentage points, as a percentage of net sales, higher than the comparable quarter and year-to-date periods of last year, respectively. Marketing spending was up slightly due to additional support for the launch of the Sesame Street product line. Increased selling and distribution expense was due to transition expenses related to the conversion costs of certain non-core independent distributor routes acquired in the President acquisition into Keebler's direct store door delivery system and also higher fuel costs.

    OTHER

    Other expense for the quarter and year-to-date ended October 7, 2000 was $10.6 million and $20.8 million, respectively. For the twelve weeks ended October 7, 2000, other expense exceeded the comparable period of last year by $3.3 million. The 45.5% increase was primarily driven by higher amortization resulting from intangibles recorded in the Austin acquisition, and on entering into a licensing agreement for the right to market cookies and crackers under the Sesame Street name. Also contributing to the increased expense were higher costs related to the Receivables Purchase Agreement and increased bank fees. Other expense finished the forty weeks ended October 7, 2000, by $1.2 million favorable to the same period of a year ago. The primary contributor to the 5.6% improvement were the pre-tax gains totaling $7.7 million realized in the sale of the value brands business and recognition of the sale of the Sayreville manufacturing facility. These gains more than offset increased expense for amortization, costs of the receivables securitization, and higher bank fees.

    RESTRUCTURING AND IMPAIRMENT CHARGE

    In May of 1999, Keebler closed its manufacturing facility in Sayreville, New Jersey, which resulted in a pre-tax restructuring and impairment charge to income from operations of $66.3 million. In the second quarter of 2000 the charge was reduced by an adjustment of $1.0 million. The adjustment was for costs related to severance and other exit costs from the facility due to lower-than-expected severance costs and the earlier-than-expected sale of the facility. On May 2, 2000, the Sayreville, New Jersey facility was sold. The restructuring and impairment charge included $19.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million were non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the Sunshine Biscuits, Inc. ("Sunshine") acquisition in June 1996. Of the total $65.3 million charge, approximately $64.6 million was recorded as plant and facility closing costs and severance. The remaining $0.7 million was recorded as other liabilities and accruals. Approximately 650 total employees were terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions. At October 7, 2000, $3.2 million remained for plant and facility closing costs and severance accruals and $0.1 million for other liabilities and accruals. Only costs related to the settlement of workers' compensation claims and health and welfare payments are expected to extend beyond the year ended December 30, 2000. The amount of suspended depreciation and amortization that would have been recognized for the forty weeks ended October 7, 2000, if the prior year impairments had not been recognized, was approximately $4.2 million.

    INTEREST EXPENSE, NET

    For the quarter and year-to-date ended October 7, 2000, net interest expense of $10.1 million and $34.2 million, respectively, exceeded the comparable periods of last year by $3.0 million and $5.7 million. The respective 41.6% and 20.0% increases of expense for the twelve and forty-week periods were primarily related to the incremental debt incurred during the first quarter of 2000 in order to finance the Austin acquisition. Outstanding debt at October 7, 2000, was $123.9 million higher than the amount outstanding at October 9, 1999. Also contributing to the additional expense over last year was an increase in the weighted average interest rate versus the same periods of a year ago.

   INCOME TAX EXPENSE

    Income tax expense of $24.6 million and $80.8 million for the respective twelve and forty weeks ended October 7, 2000, increased over the same periods of last year by $0.9 million and $39.6 million, respectively. Higher taxable earnings primarily resulted in the higher income tax expense. A lower effective tax rate of 39.8% versus 42.5% in 1999 partially offset the higher earnings impact. The effective tax rate declined due to increased earnings, the adoption of a change in the tax basis of the assets acquired and liabilities assumed in the Keebler acquisition, in accordance with the Internal Revenue Code Section 338, and a satisfactory resolution of certain income tax contingencies. Partially offsetting the reduction in the effective tax rate was the increase in intangible amortization expense as a result of the Austin acquisition. The effective tax rate remains above the federal statutory rate due to nondeductible expenses, primarily the amortization of intangibles, resulting from the Sunshine, President and Austin acquisitions.

   NET INCOME

    Net income for the quarter ended October 7, 2000 was $41.0 million or $8.8 million higher than the comparable twelve weeks of last year. Net income for the forty weeks ended October 7, 2000 of $121.9 million surpassed prior year results by $78.5 million. On a year-to-date basis and before considering the effects of restructuring and impairment adjustments, net income finished $32.8 million greater than prior year earnings. The growth in net income over the comparable twelve and forty-week periods of last year was primarily driven by the strength of sales growth in our core branded business and margin expansion through both the successful integration of the Austin acquisition into the Keebler business, and the benefits from productivity and cost reduction programs.


 LIQUIDITY AND CAPITAL RESOURCES

    For the forty weeks ended October 7, 2000, cash provided from operating activities totaled $174.8 million. Year-to-date net earnings of $121.9 million combined with a $10.9 million decrease in trade accounts and notes receivable, were the primary drivers of the positive cash flow. The reduced receivable balance was due to improved cash collections as compared to the prior year in addition to higher utilization of off-balance sheet financing. Also contributing to the cash flow was the $18.9 million tax benefit on stock options exercised. Partly offsetting these positive cash resources were lower trade accounts payable and other current liabilities of $17.3 million due to disbursement timing and spending of $17.6 million for plant and facility closing costs and severance.

    Cash used by investing activities for the year totaled $291.4 million, with $253.8 million, net of cash acquired, used to fund the acquisition of Austin during the first quarter. Other investing activities included the $10.0 million purchase of a Sesame Street license agreement. Year-to-date capital spending of $53.2 million was used to enhance, upgrade and automate the existing production and distribution facilities as part of capacity improvements and cost reduction programs. Slightly offsetting these uses of cash were proceeds of $25.6 million received from disposals of assets. The sale of the value brands business and the sale of the Sayreville facility combined for $24.5 million of the proceeds received during the year.

    Financing activities during the first forty weeks of 2000 provided $116.3 million of cash. The increase mainly resulted from proceeds from borrowings of long-term debt under the Revolving facility in connection with the acquisition of Austin. Also contributing to the cash flow from financing activities during the year was $13.0 million of incremental proceeds from the sale of accounts receivable under the Receivables Purchase Agreement and $5.9 million of cash generated from the exercise of employee stock options. Offsetting these positive cash flows were scheduled debt repayments of $34.2 million, dividend payments of $28.5 million and common stock purchases into treasury totaling $10.0 million.

    As of October 7, 2000, cash and cash equivalents were $20.5 million and total debt outstanding was $596.8 million, of which current maturities were $50.7 million. Available borrowings under Keebler's Revolving facility were $350.0 million, of which $170.0 million was outstanding at October 7, 2000. All financial covenants contained in the financing agreements have been met by Keebler. Available cash, as well as existing credit facilities, are expected to be sufficient to meet normal operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In May 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this Issue, costs are generally recognized at the date on which the related revenue is recorded and is to be classified as a reduction of revenue. The effect of adoption resulting from changes in classification will require restatement of prior year financial statements. EITF 00-14 is expected to impact how the Company classifies certain marketing costs. Management is currently assessing the impact of this guidance.

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

    Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our current debt structure consists of both fixed and floating rate debt. Interest rate swap agreements are used to effectively manage changes in interest rates related to the majority of our borrowings with the objective of reducing overall interest costs. Sensitivity analysis was used to assess the impact that changes in market prices have on the fair value of interest rate swap agreements at year end. The fair value of the interest rate swap agreements at October 7, 2000, with a notional amount of $316.5 million, remains comparable to year end. Additionally, interest rates have not fluctuated materially from year end and therefore, the sensitivity analysis performed as of January 1, 2000 for interest rate swap agreements remains a valid estimate.

    We enter into commodity futures and options contracts to neutralize the impact of price increases on raw material purchases that are not likely to be recovered through higher prices on our products. We also used sensitivity analysis to assess the potential impact on the fair value of commodity futures and options contracts. Assuming a ten percent increase or decrease in market price, the fair value of open contracts with a notional amount of $.1 million at October 7, 2000 would not be significantly impacted.

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

                  Date:  November 17, 2000


                  /s/ E. Nichol McCully
                  ------------------------------------------------------
                  E. Nichol McCully
                  Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                  Date:  November 17, 2000


                  /s/ James T. Spear
                  ------------------------------------------------------
                  James T. Spear
                  Vice President Finance and Corporate Controller
                  (Principal Accounting Officer)

                  Date:  November 17, 2000