Form 10-K
period 2000-12-30
KEEBLER FOODS CO
filed 2001-03-12
CIK 1018848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

                                  630-833-2900
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------                   -----------------------------------------
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

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 27, 2001, BASED UPON THE CLOSING PRICE OF THE COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE, WAS APPROXIMATELY $1,634,000,000.

NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON FEBRUARY 27, 2001: 85,140,155.

                                FORM 10-K REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I:

Item 1.    Business.........................................................  1

Item 2.    Properties.......................................................  7

Item 3.    Legal Proceedings................................................  7

Item 4.    Submission of Matters to a Vote of Security Holders..............  7

PART II:

Item 5.    Market for the Registrant's Common Equity and Related Shareholder
              Matters.......................................................  8

Item 6.    Selected Financial Data..........................................  9

Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  10

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.......  19

Item 8.    Financial Statements and Supplementary Data......................  20

Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..........................................  20

PART III:

Item 10.   Directors and Executive Officers of the Registrant...............  21

Item 11.   Executive Compensation...........................................  21

Item 12.   Security Ownership of Certain Beneficial Owners and Management...  23

Item 13.   Certain Relationships and Related Transactions...................  25

PART IV:

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..  26

                                     PART I

ITEM 1.       BUSINESS

    Unless stated otherwise, market share data included in this Annual Report on Form 10-K are based on supermarket, mass merchandiser and drug store sales, measured in pounds sold, for the fifty-two week period ended December 30, 2000, as reported by Information Resources, Inc. ("IRI"). Sales to club stores and vending distributors are not included in this data. With respect to the foodservice industry, market share data included herein are based on sales, measured in pounds sold, for the twelve-month period ended December 31, 2000, as reported by the International Foodservice Manufacturers Association ("IFMATRAC").

    Keebler Foods Company and its subsidiaries ("Keebler" or the "Company") is the second largest cookie and cracker manufacturer in the United States ("U.S.") with annual net sales of $2.8 billion and a 26.0% share of the U.S. cookie and cracker market. We market a majority of our products under well-recognized brands such as KEEBLER, CHEEZ-IT, CARR'S and FAMOUS AMOS. In the U.S., we are the number two manufacturer of branded cookies and crackers, the leading licensed supplier of Girl Scout cookies and the number one manufacturer of private label cookies and the number one manufacturer of crackers for the foodservice market. We are also the leading manufacturer of retail branded ice cream cones in the U.S. and a major producer of retail branded pie crusts. In addition, we produce custom-baked products for other marketers of branded food products.

RECENT HISTORY

    Keebler was originally organized under the laws of the State of Delaware as UB Investments US Inc. ("UBIUS" or the "predecessor company") on July 14, 1992. Keebler was acquired from UB Investments (Netherlands) B.V. on January 26, 1996 (the "Keebler acquisition") by INFLO Holdings Corporation ("INFLO"), a corporation which was jointly owned by Artal Luxembourg S.A. ("Artal"), a private investment company, and Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company and one of the country's largest manufacturers and marketers of fresh and frozen baked foods. Immediately after the Keebler acquisition, the Company was renamed Keebler Corporation. In conjunction with the Keebler acquisition, INFLO sold 2.5% of the outstanding shares of $0.01 par value common stock to certain members of management. On June 4, 1996, Keebler acquired Sunshine Biscuits, Inc. ("Sunshine" or the "Sunshine acquisition") from G.F. Industries, Inc. ("GFI"). As part of consideration paid in the sale of Sunshine, GFI was issued common stock and a warrant to purchase 6,135,781 shares of common stock. On November 20, 1997, INFLO was merged into Keebler Corporation (the "Merger") and subsequently changed its name to Keebler Foods Company. After the Merger, the stock and warrant held by GFI were transferred to Bermore, Limited ("Bermore"), a privately held corporation and the parent of GFI, and reissued for the same value in the name of Keebler. On February 3, 1998, Keebler completed an initial public offering (the "Offering") of 13,386,661 shares of common stock. Concurrent with the Offering, Bermore exercised the warrant in exchange for 6,135,781 shares of common stock. The exercise of the warrant resulted in Keebler receiving $19.8 million of cash proceeds. Artal and Bermore sold all of the shares in the Offering, without any proceeds from the Offering going to Keebler. As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore, which increased its ownership from approximately 45% to 55%. Artal, having sold shares to both Flowers and the public, retained ownership of approximately 21%. Bermore exercised the warrant, sold shares to both Flowers and the public and retained ownership of approximately 6%. During 1998, Bermore, through a series of transactions, transferred its shares held to Claremont Enterprises, Limited ("Claremont"), a privately held Bahamian limited company. On September 28, 1998, Keebler acquired President International, Inc. ("President") from President International Trade and Investment Corporation, a company limited by shares under the International Business Companies Ordinance of the British Virgin Islands. On January 21, 1999, Keebler registered 16,200,000 shares of the Company's common stock in connection with a secondary public offering. Artal and Claremont owned all of the shares sold in the secondary offering, without any proceeds going to Keebler. As a result, Artal's ownership percentage decreased from approximately 21% to 2% and Claremont's ownership percentage was reduced from approximately 6% to 5% of the outstanding common stock. Management's ownership remained at approximately 2% and Flowers' ownership remained at approximately 55%. During 1999, all remaining shares owned by both

Artal and Claremont were sold in the open market. On March 6, 2000, Keebler acquired Austin Quality Foods, Inc. ("Austin") from R&H Trust Co. (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt.

    On July 19, 2000, Flowers and Keebler jointly announced that their respective boards of directors had authorized each of the companies to explore alternatives for the maximization of shareholder value, including the potential sale of Keebler. On October 26, 2000, Flowers announced that it reached an agreement that will result in the sale of Keebler to Kellogg Company ("Kellogg") for $42.00 per share. Kellogg also reached an agreement to acquire the remaining Keebler shares held by the public for $42.00 per share.

GENERAL BUSINESS DESCRIPTION

    Keebler competes in the U.S. retail cookie and cracker industry, which in 2000 generated sales of approximately $8.2 billion measured in retail sales to consumers. The U.S. cookie and cracker industry, which is relatively stable, has experienced slow, but steady growth over the past twenty years. The cookie and cracker industry is comprised of distinct types of products. Cookie product types include, among others, sandwich cookies, chocolate chip cookies and fudge-covered cookies. Cracker product types include, among others, saltine crackers, graham crackers and snack crackers. Supermarkets accounted for 81.7% of 2000 sales in the cookie and cracker industry, with mass merchandisers (such as Wal*Mart) and drug stores accounting for the balance. We believe that non-supermarket channels of distribution are becoming increasingly important and since 1998, annual three-channel (supermarkets, mass merchandisers and drug stores) dollar sales of cookies and crackers have increased by an average of 3.4% per year. Since 1992, U.S. annual dollar supermarket sales of cookies and crackers have increased by an average of 1.6% per year.

    Since the acquisition of the Keebler business in January 1996, we have employed a business strategy designed to capitalize on our competitive strengths, which include strong national brands and a national direct to store door sales and distribution system, which is known as a "DSD distribution system." The acquisitions of Sunshine, President and Austin have enabled us to further develop this business strategy. The key elements of this strategy include:

    o building on the KEEBLER brand and taking advantage of its strength across product types;
    o  expanding the CHEEZ-IT brand;
    o  increasing sales in non-supermarket channels;
    o  increasing the efficiency of operations; and
    o pursuing acquisitions that complement or provide further opportunities to use existing brands, product lines or distribution systems.

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

BRANDED SEGMENT

    The Branded segment produces a number of well-recognized brands including:
AUSTIN, CARR'S, CHEEZ-IT, CHIPS DELUXE, CLUB, DROXIES, FAMOUS AMOS, FUDGE SHOPPE, SUNSHINE KRISPY, MUNCH'EMS, MURRAY, OLDE NEW ENGLAND, READY CRUST, SANDIES, SESAME STREET, TOWN HOUSE, VIENNA FINGERS, WHEATABLES and ZESTA. We are also the leading manufacturer of retail branded ice cream cones in the U.S. Our branded products are sold in supermarkets, mass merchandisers, club stores, convenience stores and drug stores, among others.

    We distribute retail branded cookie and cracker products through our DSD distribution system, which services substantially all supermarkets in the U.S., as measured by IRI. We believe our national DSD distribution system provides us with certain competitive advantages. Members of Keebler's sales force, rather than store employees, stock and arrange our products on store shelves and build end-aisle and free-standing product displays. Frequent presence of our sales force employees provides us with a high level of control over the availability and presentation of our products. We believe that this control allows us to maintain shelf space, better execute in-store promotions and more effectively introduce new products. In-store promotions are important because we believe that purchases of cookies and crackers are often impulse driven.

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

    Keebler has focused on new product introductions and line extensions within our core product types, such as WHEATABLES SNACK MIX, HARVEST BAKERY crackers, CHEEZ-IT JUNIORS, KEEBLER PEANUT N' CARAMEL CLUSTER cookies and an expanded line of MURRAY SUGAR FREE products. Keebler is also a licensee of Sesame Workshop for use of the Sesame Street Muppet characters on a broad range of snack category products. We have introduced resealable stand-up packages for CHEEZ-IT snack mixes and FAMOUS AMOS cookies. In order to generate growth in non-supermarket channels, we have expanded our use of snack size packaging to include more products.

    With the acquisition of Austin in the first quarter of 2000, Keebler realized a growth opportunity in single-serve bite-sized snacks and alternate retail channels. Austin is a leading producer and marketer of single-serve baked snacks, including cracker sandwiches and bite-sized crackers and cookies.

    The integration of Sunshine, President and Austin into Keebler's operations allowed us to achieve efficiencies in administration, purchasing, production, marketing, sales and distribution. In 2000, we expanded our distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies through the Keebler DSD distribution system, which not only enabled us to achieve higher utilization of existing capacity, but also allowed us to achieve national distribution and recognition with both of these brands. The sales and distribution of Sunshine retail branded products have been incorporated into our DSD distribution system, which previously had excess capacity. Filling excess capacity with Sunshine products made Keebler's DSD distribution system more efficient and allowed us to focus sales and marketing efforts on more profitable retail branded products.

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

SPECIALTY SEGMENT

    The Specialty segment produces cookies, crackers, brownies and custom-baked products for several markets. We are the number one manufacturer of crackers for the foodservice market, as reported by IFMATRAC. Our foodservice products are sold by a national sales force dedicated solely to the foodservice market, with the assistance of independent brokers. These products are shipped directly to customers' warehouses and in the foodservice market, we generally sell to large distributors who sell our products to restaurants and institutions.

    Since the acquisition of President, we have been the leading licensed supplier of cookies for the Girl Scouts of the U.S.A ("Girl Scouts"). We exclusively supply more than one-half of the approximately 320 Girl Scout Councils in the U.S. and are one of only three cookie manufacturers licensed by the Girl Scouts of the U.S.A. to manufacture Girl Scout cookies. Keebler employs dedicated marketing personnel to assist the various Girl Scout Councils with sales, marketing and public relations. A team of eleven people is employed, in addition to independent brokers, which market to U.S. Girl Scout Councils.

    We also manufacture a variety of custom-baked products for other marketers of branded food products including: Kellogg POP TARTS and NUTRI-GRAIN bars, MCDONALDLAND cookies and Gerber BITER biscuits, as well as crackers for Oscar Mayer LUNCHABLES, Starkist CHARLIE TUNA snack kits and Kraft HANDI-SNACKS. Our custom-baked products are packaged under customers' labels and shipped from Keebler plants to the customers' regional warehouses or distribution centers via common carrier.

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

    Net sales, net income and cash flow of the Specialty segment are higher in the first quarter than any other fiscal quarter because the first quarter is comprised of sixteen weeks, compared to the other quarters which are comprised of only twelve weeks, and substantially all sales of Girl Scout cookies occur in that quarter. We expect this pattern to continue.

COMPETITION

    The U.S. branded cookie and cracker industry is led by Keebler and Nabisco, Inc. ("Nabisco"), which together account for 61.4% of sales volume. Smaller competitors include numerous national, regional and local manufacturers of both branded and private label products. Competition in our markets takes many forms including:

    o  establishing favorable brand recognition;
    o  developing products sought by consumers;
    o  implementing appropriate pricing;
    o  providing strong marketing support; and
    o  obtaining access to retail outlets and sufficient shelf space.

    Nabisco is the largest manufacturer in the U.S. cookie and cracker industry. We have a 26.0% share of the retail cookie and cracker market, while Nabisco has a 35.4% share. The remaining industry participants primarily target certain portions of the industry or focus on certain geographical regions of the U.S. Keebler and Nabisco are also the only cookie and cracker producers that have national wholly-owned DSD distribution systems, although Pepperidge Farm operates a national DSD distribution system through independent distributors.

CUSTOMERS

    Keebler's top ten customers in 2000 accounted for 30.8% of our net sales. No single customer accounted for more than 5.3% of net sales.

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

INTELLECTUAL PROPERTY

    We own a number of patents, licenses, trademarks and trade names. Principal trademarks and trade names include KEEBLER, Ernie the Keebler Elf, the Hollow Tree logo, AUSTIN, CHEEZ-IT, CHIPS DELUXE, CLUB, DROXIES, FAMOUS AMOS, FUDGE SHOPPE, HI-HO, SUNSHINE KRISPY, MUNCH'EMS, MURRAY, OLDE NEW ENGLAND, READY CRUST, SANDIES, SOFT BATCH, SUNSHINE, TOASTEDS, TOWN HOUSE, VIENNA FINGERS, WHEATABLES and ZESTA. We are a licensee of Sesame Workshop for use of the Sesame Street Muppet characters on a broad range of products. Additionally, we are the exclusive licensee of the CARR'S brand name in the U.S. These trademarks and trade names are considered to be of material importance to our business since they have the effect of developing brand identification and maintaining consumer loyalty. We are not aware of any fact that would negatively impact the continuing use of any material patents, licenses, trademarks or trade names.

RESEARCH AND DEVELOPMENT

    Keebler engages in research activities, which principally involve development of new products, improvement of the quality of existing products and improvement and modernization of production processes. We also carry out development and evaluation of new processing techniques for both current and proposed product lines. Identifiable research and development costs are set forth on page F-12 of our consolidated financial statements.

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

EMPLOYEES

    We employ approximately 12,500 persons, of which approximately 6,100 are represented by unions. We believe relations with our employees to be good.

EXECUTIVE OFFICERS OF KEEBLER

         NAME              AGE                            POSITION
--------------------       ---      ---------------------------------------------------------
Robert P. Crozer           54       Chairman of the Board and Director
Sam K. Reed                54       Chief Executive Officer, President and Director
E. Nichol McCully          46       Chief Financial Officer and Senior Vice President Finance
David B. Vermylen          50       President - Keebler Brands
Jack M. Lotker             57       President - Specialty Products
James T. Willard           60       Senior Vice President - Operations
Thomas E. O'Neill          46       Senior Vice President, Secretary and General Counsel
James T. Spear             46       Vice President Finance and Corporate Controller


    ROBERT P. CROZER. Mr. Crozer was elected Chairman of the Board of Directors of Keebler in February 1998. Mr. Crozer has been a Director of Keebler since March 1996. Mr. Crozer has served as Vice Chairman of the Board of Directors of Flowers since 1989. Mr. Crozer has twenty-seven years of experience in the snack and baking industries.

    SAM K. REED. Mr. Reed has been the Chief Executive Officer, President and a Director of Keebler since the Keebler acquisition in January 1996. Mr. Reed has twenty-seven years of experience in the snack and baking industries. From January 1994 to January 1995 he served as Chief Executive Officer of Specialty Foods Corporation's $450 million Western Bakery Group division.

    E. NICHOL MCCULLY. Mr. McCully has been the Chief Financial Officer and Senior Vice President Finance of Keebler since the Keebler acquisition in January 1996. Mr. McCully has over thirteen years of experience as a senior financial executive in the food industry, most recently as group Chief Financial Officer for the Western Bakery Group division of Specialty Foods Corporation from 1993 to 1995.

    DAVID B. VERMYLEN. Mr. Vermylen has been the President - Keebler Brands since the Keebler acquisition in January 1996. Mr. Vermylen manages Keebler's branded biscuits. He has more than twenty-five years experience in marketing consumer packaged goods including cookies, cereals, beverages and convenience foods. In 1995, he served as Chairman, President and Chief Executive Officer of Brothers Gourmet Coffee, a publicly traded specialty beverage manufacturer and retailer.

    JACK M. LOTKER. Mr. Lotker has been President - Specialty Products of Keebler since the Keebler acquisition in January 1996. Mr. Lotker has worked in the food industry for more than twenty-five years, most recently at Homeland Stores of Oklahoma from 1988 to 1995.

    JAMES T. WILLARD. Mr. Willard has been Senior Vice President - Operations of Keebler since July 1996. Mr. Willard has more than thirty-five years experience in the food industry. Prior to joining Keebler, Mr. Willard was Senior Vice President at Nabisco Biscuit Co. from 1993 to 1996.

    THOMAS E. O'NEILL. Mr. O'Neill has been Senior Vice President, Secretary and General Counsel of Keebler since February 2000 and Vice President, Secretary and General Counsel since December 1996. Mr. O'Neill has spent more than fifteen years in the food industry, most recently serving as Vice President and Division Counsel for the Worldwide Beverage Division of The Quaker Oats Company from December 1994 to December 1996.

    JAMES T. SPEAR. Mr. Spear has been Vice President Finance and Corporate Controller of Keebler since July 1995. He originally joined Keebler in February 1992 as Corporate Controller.

    All executive officers serve at the pleasure of the Board of Directors.

    There is no family relationship between any of the executive officers of Keebler.

ITEM 2.       PROPERTIES

    We operate eighteen manufacturing facilities in the U.S. of which fifteen are owned and three are leased. The manufacturing facilities are located in Athens, Georgia; Augusta, Georgia; Cary, North Carolina; Charlotte, North Carolina; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Tennessee; Columbus, Georgia; Denver, Colorado; Des Plaines, Illinois; Florence, Kentucky; Owings Mills, Maryland; Grand Rapids, Michigan; Kansas City, Kansas; Louisville, Kentucky; Macon, Georgia and Marietta, Oklahoma. We also own and operate a dairy in Fremont, Ohio that produces cheese under a proprietary formula that is used as an ingredient in CHEEZ-IT crackers. As a result of capital expenditures made over the past decade, we believe the manufacturing facilities are modern and efficient. We also believe manufacturing capacity is sufficient to meet foreseeable needs.

    Distribution facilities consist of eighteen shipping centers attached to the manufacturing facilities, eight stand-alone shipping centers (two owned and six leased; of which one is subleased and one is idle) and sixty distribution centers (ten owned and fifty leased) throughout the U.S. Of the sixty distribution centers, nine are subleased. We also lease ninety-four warehouses (of which one is subleased) and twenty depots that are located throughout the U.S. and are utilized by the sales force in the distribution of our products. We believe there is sufficient distribution capacity to meet foreseeable needs.

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

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

MARKET INFORMATION FOR COMMON STOCK

    The New York Stock Exchange (the "Exchange") is the principal market on which Keebler's common stock is traded. The common stock was first traded on the Exchange on January 29, 1998, concurrent with the underwritten initial public offering of 13,386,661 shares of Keebler's common stock at an initial price to the public of $24.00 per share. Prior to the Offering, there was no established public trading market for Keebler's shares. Quarterly market price data for 2000 and 1999 are as shown below:

                                                  Market Price Per Share
                                  -------------------------------------------------------
                                             2000                        1999
                                  --------------------------  ---------------------------
                                         High           Low          High            Low
                                  ------------  ------------  ------------  -------------
      Quarter 1................       $ 30.75       $ 21.75       $ 40.50        $ 30.25
      Quarter 2................       $ 39.88       $ 28.88       $ 34.75        $ 26.75
      Quarter 3................       $ 46.19       $ 33.69       $ 31.75        $ 28.00
      Quarter 4................       $ 41.56       $ 38.19       $ 32.38        $ 25.69

HOLDERS

    The approximate number of holders of record of common stock as of February 27, 2001 was 440. This number does not include beneficial owners of Keebler's securities held in the name of nominees.

DIVIDENDS

     Dividends per share paid on Keebler's common stock in 2000 were:

                                     Dividend
                                     Payments
                                  ------------

      Quarter 1.................     $ 0.1125
      Quarter 2.................       0.1125
      Quarter 3.................       0.1125
      Quarter 4.................       0.1125
                                     --------
                                     $ 0.4500
                                     ========

    No dividends were declared on Keebler's common stock in 1999. The existing $700.0 million Senior Credit Facility Agreement ("Credit Facility") and the Senior Subordinated Notes ("Notes") place limitations on our ability to pay dividends or make other distributions on our common stock. The most limiting dividend restriction exists under the Notes, which limits dividend payments to the sum of: (i) 50% of consolidated cumulative net income, (ii) net cash proceeds received from the issuance of capital stock, (iii) net cash proceeds received from the exercise of stock options and warrants, (iv) net cash proceeds received from the conversion of indebtedness into capital stock and (v) the net reduction in investments made by Keebler. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.       SELECTED FINANCIAL DATA

    The selected historical financial data presented below as of and for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, have been derived from, and should be read in conjunction with the historical consolidated financial statements of Keebler, including the respective notes thereto, included elsewhere. The selected historical financial data presented below as of and for the year ended January 3, 1998, as of and for the forty-eight weeks ended December 28, 1996 and the four weeks ended January 26, 1996, have been derived from the consolidated financial statements of Keebler and UBIUS, the predecessor company, that are not included herein. The distinction between Keebler and the predecessor company's selected financial data, as shown below, has been made by inserting a double line. The results of operations presented below are not necessarily indicative of results to be expected for any future period. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and respective notes thereto, included elsewhere herein.

                                                                      Keebler Foods Company                      ||     UBIUS
                                                ---------------------------------------------------------------- || ------------
                                                                                                    Forty-Eight  ||  Four Weeks
                                                 Year Ended   Year Ended   Year Ended  Year Ended   Weeks Ended  ||       Ended
                                                December 30,  January 1,   January 2,   January 3,  December 28, || January 26,
                                                    2000 (a)        2000     1999 (b)         1998      1996 (c) ||        1996
                                                ------------ ------------ ------------ ------------ ------------ || ------------
                                                                                                                 ||
                                                             (In Millions Except Per Share Data)                 || (In Millions)
OPERATING DATA:                                                                                                  ||
Net sales...............................          $ 2,757.0    $ 2,667.8    $ 2,226.5    $ 2,065.2    $ 1,645.5  ||   $   101.7
Gross profit............................            1,637.8      1,517.2      1,287.6      1,177.2        871.3  ||        46.8
Restructuring and impairment (credit)                                                                            ||
  charge................................               (1.0)        66.3            -            -            -  ||           -
Income (loss) from continuing operations              328.5        197.6        196.1        141.4         70.1  ||       (25.5)
Income tax expense......................              108.8         73.2         73.0         45.2         14.0  ||           -
Extraordinary item:                                                                                              ||
   Loss on early extinguishment of debt,                                                                         ||
    net of tax..........................                  -            -          1.7          5.4          1.9  ||           -
Net income (loss).......................          $   175.6    $    88.2    $    94.9    $    57.0    $    15.8  ||   $    (6.5)
                                                                                                                 ||
Diluted net income per share:                                                                                    ||
   Income from continuing operations                                                                             ||
    before extraordinary item...........          $    2.00    $    1.01    $    1.10    $    0.77    $    0.23  ||
   Extraordinary item...................                  -            -         0.02         0.07         0.02  ||
                                                ------------ ------------ ------------ ------------ ------------ ||
   Net income...........................          $    2.00    $    1.01    $    1.08    $    0.70    $    0.21  ||
                                                ============ ============ ============ ============ ============ ||
                                                                                                                 ||
Weighted Average Shares Outstanding.....               87.8         87.6         87.5         80.6         76.1  ||
                                                ============ ============ ============ ============ ============ ||
                                                                                                                 ||
OTHER DATA:                                                                                                      ||
EBITDA, as adjusted (d).................          $   422.8    $   348.0    $   265.2    $   202.1    $   119.6  ||   $   (23.5)
Depreciation and amortization (excluding                                                                         ||
  items related to discontinued                                                                                  ||
  operations) ..........................               95.3         84.1         69.1         60.7         49.5  ||         2.0
Capital expenditures (excluding                                                                                  ||
  expenditures related to discontinued                                                                           ||
  operations)...........................               92.6        100.7         66.8         48.4         29.4  ||         3.2
                                                                                                                 ||
CASH FLOW DATA:                                                                                                  ||
Cash Provided from (Used by)                                                                                     ||
   Operating activities.................          $   242.8    $   207.2    $   144.5    $   219.7    $    61.3  ||   $    (0.4)
   Investing activities.................             (330.4)       (96.8)      (510.7)       (41.5)      (130.1) ||        65.2
   Financing activities.................              101.1       (113.2)       362.5       (163.0)        78.7  ||       (65.7)
                                                ------------ ------------ ------------ ------------ ------------ || ------------
Increase (decrease) in cash and cash                                                                             ||
  equivalents...........................          $    13.5    $    (2.8)   $    (3.7)   $    15.2    $     9.9  ||   $    (0.9)
                                                ============ ============ ============ ============ ============ || ============
                                                                                                                 ||
BALANCE SHEET DATA (AT PERIOD END):                                                                              ||
Cash and cash equivalents...............          $    34.2    $    20.7    $    23.5    $    27.2    $    12.0  ||
Total assets............................            1,772.9      1,528.2      1,655.8      1,042.9      1,102.1  ||
Due to affiliate........................                  -            -            -            -            -  ||
Total debt (including capital leases)...              582.6        456.4        654.5        298.8        457.9  ||
Shareholders' equity....................              562.7        409.3        329.3        222.0        165.1  ||

-----------------------------------------------------------------------

                                                                 9

(a) Includes the operating results of Austin from the acquisition date of March 6, 2000 through December 30, 2000. Other matters affecting comparability are detailed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) Includes the operating results of President from the acquisition date of September 28, 1998 through January 2, 1999. Other matters affecting comparability are detailed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(c) Includes the operating results of Sunshine from the acquisition date of June 4, 1996 through December 28, 1996.

(d) EBITDA, as adjusted, is defined as income (loss) from continuing operations before interest, taxes, depreciation, amortization, and restructuring and impairment (credit) charge. EBITDA, as adjusted, is presented as additional information because we believe it to be a useful indicator of a company's ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flows from operations, as determined in accordance with generally accepted accounting principles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SET FORTH BELOW IS A DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999. THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KEEBLER FOODS COMPANY AND THE RELATED NOTES THERETO APPEARING ELSEWHERE.

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

    The principal elements comprising our cost of sales are raw and packaging materials, labor and manufacturing overhead. The major raw materials that we use in the manufacturing of our products include flour, sugar, chocolate, shortening and milk. We also use paper products, such as corrugated cardboard, as well as films and plastics to package our products. The prices of these raw materials have been subject to significant volatility. We have mitigated the effect of such volatility in the past through our hedging programs, but we may not be successful in protecting our business from price increases in the future. In addition to the foregoing factors, our cost of sales is affected by the efficiency of production methods and manufacturing capacity utilization.

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

    MATTERS AFFECTING COMPARABILITY

    Keebler's fiscal year consists of thirteen four week periods (fifty-two or fifty-three weeks) and ends on the Saturday nearest December 31. The 2000, 1999 and 1998 fiscal years each consisted of fifty-two weeks.

    Keebler's operating results for the year ended December 30, 2000, include operating results of Austin from the acquisition date of March 6, 2000.

    Current year operating results include a $1.0 million pre-tax restructuring credit to reduce anticipated exit costs recorded as part of the 1999 restructuring and impairment charge. Keebler's operating results for the year ended January 1, 2000, include a $69.2 million pre-tax restructuring and impairment charge, slightly offset by a $2.9 million credit, resulting from a decision to close our Sayreville, New Jersey, manufacturing facility due to excess capacity within the Company's manufacturing network. See additional disclosure regarding the current year's credit and the prior charge under the caption RESTRUCTURING AND IMPAIRMENT (CREDIT) CHARGE on page 14.

    Keebler's operating results for the year ended January 2, 1999, include the operating results of President from the acquisition date of September 28, 1998, whereas the subsequent year ended January 1, 2000, includes the operating results of President for the entire year.

RESULTS OF OPERATIONS

    Keebler's results of operations, expressed as a percentage of net sales, for the last three years ended December 30, 2000, January 1, 2000 and January 2, 1999 are set forth below:

                                                                                           Years Ended
                                                                     --------------------------------------------------------
                                                                     December 30, 2000    January 1, 2000    January 2, 1999
                                                                     ------------------  -----------------  -----------------
        NET SALES....................................................           100.0%             100.0%             100.0%
        Cost of sales................................................            40.6               43.1               42.2
        Selling, marketing and administrative expenses...............            46.6               46.0               48.5
        Restructuring and impairment (credit) charge.................               -                2.5                  -
        INCOME FROM OPERATIONS.......................................            11.9                7.4                8.8
        Interest Expense, net........................................             1.6                1.4                1.2
        Loss on early extinguishment of debt, net of tax.............               -                  -                  -
        NET INCOME...................................................             6.4%               3.3%               4.3%

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

                                                     Years Ended
                           -----------------------------------------------------------------
                              December 30, 2000       January 1, 2000       January 2, 1999
                           --------------------- --------------------- ---------------------
($ IN MILLIONS)                      $        %            $        %            $        %
                           ------------ -------- ------------ -------- ------------ --------
   NET SALES                 $ 2,123.7             $ 2,020.5             $ 1,726.7

   PROFIT CONTRIBUTION       $   390.8    18.4%    $   350.7    17.4%    $   282.6    16.4%

    Net sales in the Branded segment grew 5.1% in 2000 to $2,123.7 million versus $2,020.5 million in 1999. The acquisition of Austin contributed $118.7 million or 5.6% to total net revenues in 2000. In addition, the sale of the value brands business during the first quarter of 2000 also impacted year over year comparisons. The value brands business generated $43.0 million of net sales in 1999. Excluding the impact of both current year Austin revenues and prior year net sales associated with the value brands business, net sales for the year ended December 30, 2000 finished $27.5 million or 1.4% above the previous year. Current year growth was driven by new product introductions, growth in core Keebler cracker products and CHEEZ-IT crackers, greater distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies, and retail business outside supermarkets, including mass merchandisers and convenience channels. New product growth in the current year was led by the rollout of the SESAME STREET product line. New products introduced under our KEEBLER and CHEEZ-IT brands in 2000 included WHEATABLES SNACK MIX, HARVEST BAKERY crackers, CHEEZ-IT JUNIORS and KEEBLER PEANUT N' CARAMEL CLUSTER cookies. Other new product introductions included an expanded line of MURRAY SUGAR FREE products. Volume of core Keebler crackers grew 7.3% due to increased sales of CLUB, TOWNHOUSE, WHEATABLES and ZESTA, and CHEEZ-IT cracker volume increased 3.2% above 1999. Partially offsetting these gains were volume declines of Keebler cookies, which decreased 5.1% primarily due to the impact of product culls on certain secondary brand products. Revenue growth for the year was also constrained by increased competitive activity.

    Net sales in 1999 increased 17.0% to $2,020.5 million as compared to $1,726.7 million in 1998. The acquisition of President contributed $276.2 million or 13.7% to total net sales in 1999 compared to fourteen weeks totaling $78.9 million or 4.6% of 1998 net revenues. Before considering the impact of President, branded revenues grew 5.9% in 1999 over 1998. The primary drivers of the increase were higher sales of products under both the KEEBLER and CHEEZ-IT brands, combined with the national distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies. New products introduced under our KEEBLER and CHEEZ-IT brands during 1999 included KEEBLER DOUBLE FUDGE N' CARAMEL cookies, KEEBLER RAINBOW VANILLA WAFERS and KEEBLER WALNUT CHIPS DELUXE cookies. Growth in the CHEEZ-IT brand was realized through the introduction of CHEEZ-IT HOT & SPICY and CHEEZ-IT GET NUTTY snack mixes. Multiple variations of our single serve snack size products, both in new products and the CHEEZ-IT brand, also drove the sales increases. Sales growth also benefited from price increases taken in the Branded segment earlier in 1999. Partially offsetting the favorable revenue growth was a shift in the sales mix in mass merchandisers away from frequent, low margin promotional activities, to a more profitable, consistent distribution focus.

    The Branded segment's 2000 profit contribution of $390.8 million was $40.1 million above the prior year. The increase in profit contribution is a result of improved gross margins achieved on core KEEBLER and CHEEZ-IT products and incremental sales volume from the Austin acquisition. Higher gross margins were attributable to a favorable sales mix, which included increased revenues from higher margin core products, and productivity enhancements and cost savings at our bakeries. Productivity and cost savings were achieved through capital programs to improve efficiency and manufacturing network optimization as well as favorable commodity costs. Partially offsetting these gains were volume declines, primarily due to the loss of the value brands business, which was sold in the first quarter of 2000. Higher marketing expenses, due to increased support behind the SESAME STREET product line introduction, also partly offset the increase in profit contribution. Profit contribution for the Branded segment was $350.7 million and $282.6 million for the years ended January 1, 2000 and January 2, 1999, respectively. The 1999 profit contribution surpassed the prior year mainly due to a higher gross profit on Keebler core products, incremental volume associated with a full year of sales of President products and, cost and productivity initiatives designed to improve manufacturing efficiencies and reduce distribution costs.

    SPECIALTY SEGMENT

    The Specialty segment produces cookies, crackers and brownies for the foodservice market and private label retailers. In addition, we also produce custom-baked products for other marketers of branded food products, including sales of cookies to the Girls Scouts.

                                                     Years Ended
                           -----------------------------------------------------------------
                              December 30, 2000       January 1, 2000       January 2, 1999
                           --------------------- --------------------- ---------------------
($ IN MILLIONS)                      $        %            $        %            $        %
                           ------------ -------- ------------ -------- ------------ --------
   NET SALES                 $   633.2             $   647.2             $   499.8

   PROFIT CONTRIBUTION       $   128.2    20.2%    $   108.9    16.8%    $    85.9    17.2%

    Net sales in the Specialty segment of $633.2 million, finished the current year $14.0 million lower than 1999. The acquisition of Austin contributed $32.9 million in incremental sales. Before including Austin, revenues were $46.9 million or 7.2% below the comparable 1999 results. Although total net sales for 2000 were below those of the prior year, the sales mix shifted toward more profitable sales channels. Volume declines in the lower margin channels of custom-baked products for other marketers of branded products and private label products, accounted for the decrease. Revenue gains in the foodservice market and on sales to the Girl Scouts, both with higher value and of more strategic importance, offset some of the unfavorability. Sales to foodservice distributors increased $18.0 million or 9.8% over 1999. The increase was achieved through volume gains of ice cream cones, Keebler and Austin branded products, and new product line additions.

    Revenues of $647.2 million in 1999 were $147.4 million higher than 1998. The inclusion of President for a full year contributed $147.1 million to net sales, which was $130.9 million greater than 1998. Revenue growth of 3.4% achieved in the core Specialty business, which excludes sales attributed to the President acquisition, was driven by volume increases of custom-baked products for other marketers of branded food products. Sales in the foodservice market were favorably impacted by volume gains, which occurred principally in the last half of the year, combined with the earlier-in-the-year benefit of prior year price increases.

    Profit contribution in the Specialty segment increased $19.3 million in 2000 to $128.2 million. Excluding Austin, the profit contribution of 20.5%, as a percentage of net sales, continued to experience strong growth of 3.7 percentage points, as a percentage of net sales, above last year. A sales mix shift to businesses and products that carry higher margins, along with benefits from productivity and cost reduction programs and lower marketing expenses resulted in higher profit contribution. In 1999, profit contribution of $108.9 million increased $23.0 million over the comparable 1998 results. Excluding the impact of President, the profit contribution of 14.8%, as a percentage of net sales, declined $9.6 million due to a change in the sales mix, which was heavily weighted toward custom-baked products, which carry a higher cost of sales. The benefits from cost reduction programs were not enough to offset the effects of increased production of lower margin products and higher marketing expenses.

    COST OF SALES

    Current year cost of sales was $1,119.1 million, or 40.6% of net sales, as compared to $1,150.6 million and $938.9 million, or 43.1% and 42.2% of net sales, for 1999 and 1998, respectively. Before including the sale of Austin and President products, cost of sales, as a percentage of net sales, was 37.3%, 40.0% and 41.2% in 2000, 1999 and 1998, respectively. The improvements made in each year were principally achieved through savings generated from productivity and efficiency initiatives as well as cost reduction programs, including the closure of the Sayreville, New Jersey facility. Favorable raw material prices continued to benefit 2000 as has been experienced throughout each respective year. In the current year, reduced sales of custom-baked, private label and value products also contributed to lower cost of sales. In addition, cost of sales improvements can be attributed to a favorable shift toward higher margin businesses and products.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES

    Selling, marketing and administrative expenses of $1,284.7 million in 2000 surpassed prior year by $57.2 million. After removing the effects of Austin, which contributed $32.4 million, selling, marketing and administrative expenses for the fifty-two weeks finished $24.8 million above last year. Total marketing expenses increased $29.0 million over 1999, of which $12.0 million was due to expenses related to Austin. The remaining $17.0 million balance was mainly due to higher spending in trade allowances and other marketing expenses. Incremental costs to support the launch of the SESAME STREET product line, as well as stronger trade promotion spending for existing products caused the unfavorability. Costs related to President package designs also contributed to the increase in spending. Advertising expense declined as media campaigns for both WHEATABLES and CLUB crackers, along with a FUDGE SHOPPE ad campaign, were not repeated in 2000 serving as a partial offset to the increased marketing expenses. Sales and distribution costs of $549.8 million for the current year also contributed to the higher spending over last year. Excluding Austin, distribution costs for the fifty-two weeks were $13.5 million over 1999. Volume gains and increased fuel and building maintenance costs added to the unfavorable spending. Sales and distribution costs of $549.8 million for the current year were $22.9 million higher than last year due to increased volume and higher fuel costs.

    Selling, marketing and administrative expenses of $1,227.5 million in 1999, were $147.4 million greater than 1998, but 2.5 percentage points favorable, as a percentage of net sales. In addition to the inclusion of President expenses for a full year in 1999 as compared to just fourteen weeks in 1998, higher selling, marketing and administrative expenses were also experienced as a result of core Keebler volume growth. After removing the expenses contributed by President, selling, marketing and administrative expenses, as a percentage of net sales, were 49.3% in 1999, compared to 49.4% in 1998. Total marketing expenses increased as we continued our focus on building brand equity and incremental trade promotion programs were instituted in support of the national distribution of FAMOUS AMOS and MURRAY SUGAR FREE cookies. Despite higher sales levels in 1999, more efficient marketing programs resulted in a lower rate of marketing expenses, as a percentage of net sales. In addition, increased administrative expenses were incurred in 1999, due principally to higher compensation costs resulting from growth in the core Keebler business. Net increases in selling and distribution expenses resulting from volume gains were lower-than-expected, as savings were achieved through a more efficient selling and distribution network.

    OTHER

    Other expense was $25.7 million in 2000, compared to $25.8 million in 1999 and $11.5 million in 1998. Excluding pre-tax gains totaling $7.7 million realized from the sale of the value brands business in January 2000, and the sale of the Sayreville bakery in May 2000, other expense increased $7.6 million over the prior year. The increase is principally due to greater amortization relating to both intangibles recorded in the Austin acquisition and a licensing agreement for the right to market cookies and crackers under the Sesame Street name. Also contributing to the increase in other expense in both 2000 and 1999 were higher costs associated with sales of accounts receivable under the Receivables Purchase Agreement (the "Agreement"). The increase in 1999 was further driven by incremental amortization expense resulting from intangible assets acquired in the September 1998 President acquisition. The higher 1999 costs were partially offset by $2.8 million of income recorded to mark-to-market an interest rate swap that no longer served as a hedge in 1999.

    RESTRUCTURING AND IMPAIRMENT (CREDIT) CHARGE

    As part of the process of integrating the business of President into our operations, on May 14, 1999, Keebler announced the decision to close its manufacturing facility in Sayreville, New Jersey due to excess capacity, which at that time, consisted of a 15-plant manufacturing network. As a result, a pre-tax restructuring and impairment charge to operating income of $69.2 million was recorded in the second quarter of 1999 reduced by a $2.9 million credit in the fourth quarter of 1999. On May 2, 2000, the Sayreville, New Jersey facility was sold, and as a result a credit of $1.0 million was recorded in the second quarter of 2000. The adjustment was for costs related to severance and other exit costs from the facility due to lower-than-expected severance costs and the earlier-than-expected sale of the facility. The restructuring and impairment charge included $19.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million were non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the Sunshine acquisition in June 1996. The impairment charge for equipment at other locations resulted from a combination of factors. The acquisition of President brought a new capability to Keebler's production network. The President baking process is principally based on shorter, more flexible ovens compared to the larger ovens common to Keebler and Sunshine bakeries. This new capability resulted in a comprehensive analysis of system-wide production needs. The acquisition and resulting exit plans of Keebler, Sunshine and President, when considered together, resulted in redundant productive equipment, which ultimately became idle.

    Of the total $65.3 million charge, approximately $64.6 million was recorded as plant and facility closing costs and severance. The remaining $0.7 million was recorded as other liabilities and accruals. Approximately 650 total employees were terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions. At December 30, 2000, $3.1 million remained for plant and facility closing costs and severance accruals and $0.1 million for other liabilities and accruals. Only costs related to the settlement of workers' compensation claims and health and welfare payments are expected to extend beyond the year ended December 29, 2001. The amount of suspended depreciation and amortization that would have been recognized for the year ended December 30, 2000, if the prior year impairments had not been recognized, was approximately $6 million.

    INTEREST EXPENSE, NET

    Net interest expense was $44.1 million in 2000, $36.2 million in 1999 and $26.5 million in 1998. The increase in interest expense in 2000 was primarily due to the overall higher average debt balance outstanding as a result of the Austin acquisition on March 6, 2000. In addition, the 2000 weighted average interest rate of 6.96% closed the fifty-two weeks 0.32 percentage points above prior year. The 1999 interest expense increase was primarily due to the overall higher average debt balance outstanding resulting from the September 1998 President acquisition. The debt incurred from the President acquisition, less quarterly principal payments, was outstanding for the full year as compared to only three months in 1998. The President acquisition also caused a reduction in the average invested cash balance in 1999, which resulted in lower interest income as compared to 1998. Additionally, 1999 benefited from favorable interest rates as the weighted average interest rate was 0.54 percentage points lower than 1998.

    INCOME TAX EXPENSE

    For the fifty-two weeks ended December 30, 2000, income taxes were provided at an effective tax rate of 38.25% versus 45.3% in 1999 and 43% in 1998. Increased earnings, the adoption of a change in the tax basis of the assets acquired and liabilities assumed in the Keebler acquisition in accordance with Internal Revenue Code Section 338, a satisfactory resolution of certain income tax contingencies and improved tax strategies contributed to the lower effective income tax rate. Nondeductible expenses, mainly amortization, for trademarks, trade names and other intangibles and goodwill attributable to the inclusion of Austin intangibles partially offset the reduction of the effective tax rate.

    In 1999 versus 1998, the effective tax rate exceeded the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill. The increase in nondeductible expenses, mainly a full year amortization period for the President intangibles and the goodwill impairment related to the closure of the Sayreville, New Jersey facility, was the principal reason for the 2.3 percentage point increase in the effective tax rate in 1999, as compared to 1998. In 1999, the previously established valuation allowance on deferred tax assets of $84.4 million, was eliminated as part of effecting a change in the tax basis of the assets and liabilities that resulted from the Keebler acquisition. Previously, pursuant to the terms of the Keebler acquisition, the predecessor company retained the right to use the net operating losses for potential carrybacks. Any unused operating losses would then be available to Keebler, but were significantly restricted under current tax law. As such, we carried a deferred tax valuation allowance of $84.4 million at January 2, 1999 and January 3, 1998 to fully reserve all net operating loss carryforwards due to the past uncertainty of their realization. The ability of the predecessor company to use these net operating losses is now considered unlikely; and therefore, their realization by Keebler was more likely than not. In addition, we sought and successfully obtained permission from the Internal Revenue Service to value the assets acquired and liabilities assumed in the Keebler acquisition in accordance with Internal Revenue Code Section 338. In conjunction with filing amended tax returns to effect the change in the tax basis of the assets acquired and liabilities assumed, all net operating loss carryforwards were utilized.

    EXTRAORDINARY ITEM NET OF INCOME TAXES

    In the latter part of 1998, an after-tax extraordinary charge of $1.7 million was recorded for the write-off of unamortized bank fees related to the early extinguishment of term notes. No extraordinary charges were recorded in 1999 or 2000.

    NET INCOME

    For the fifty-two weeks ended December 30, 2000, net income of $175.6 million surpassed prior year results by $87.4 million. Before the after-tax restructuring and impairment credit of $0.6 million in 2000 and charge of $43.9 million in 1999, net income finished $42.9 million or 32.5% higher than the comparable fifty-two weeks of last year. Strong performance in key core retail businesses and foodservice distribution along with incremental earnings from the Austin acquisition generated the earnings growth. Additional benefits were generated from productivity and cost savings programs realized during the year. Net income for 1999 was $88.2 million, or $6.7 million lower when compared to 1998 net income. The decrease was primarily due to the aforementioned 1999 after-tax restructuring and impairment charge. Excluding the restructuring and impairment charge, net income of $132.1 million in 1999 was up 39.2% over 1998. The improvement in net earnings, before considering the restructuring and impairment charge, reflects growth due to the inclusion of the President business for a full year, growth in the Keebler core business and the benefits of productivity and cost savings programs.

LIQUIDITY AND CAPITAL RESOURCES

    A condensed cash flow statement of Keebler follows:

                                                                             Years Ended
                                                     ----------------------------------------------------------
(IN MILLIONS)                                        December 30, 2000     January 1, 2000     January 2, 1999
                                                     ------------------  ------------------  ------------------
CASH PROVIDED FROM (USED BY)

  Operating activities...........................        $       242.8       $       207.2       $       144.5
  Investing activities...........................               (330.4)              (96.8)             (510.7)
  Financing activities...........................                101.1              (113.2)              362.5
                                                     ------------------  ------------------  ------------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                         $        13.5       $        (2.8)      $        (3.7)
                                                     ==================  ==================  ==================

    CASH FLOW FOR 2000

    For the year ended December 30, 2000, operating activities provided $242.8 million of cash. Net earnings contributed $175.6 million to the growth. Changes in deferred taxes of $27.1 million, combined with the income tax benefit related to employee stock options exercised of $19.4 million contributed to the positive cash flow. The changes in deferred taxes were the result of changes in plant and facility closing costs and severance reserve balances, other post employment benefits and long term incentives. Lower inventory levels and a decrease in trade accounts receivable further contributed to cash flows provided from operations. Partially offsetting these positive cash flows were decreases in trade accounts payable and other current liabilities of $31.7 million, and a $19.8 million decrease in plant and facility closing costs and severance. The increase in income taxes payable of $41.9 million further reduced cash flow from operations.

    Cash used by investing activities for the year was $330.4 million. The largest use of cash was $253.8 million, net of cash acquired, to fund the acquisition of Austin during the first quarter. In addition, $10.0 million was utilized for the purchase of the Sesame Street license agreement. Capital spending of $92.6 million was used to enhance, upgrade and automate the existing production and distribution facilities in connection with capacity improvements and cost reduction programs. Slightly offsetting these uses of cash were proceeds of $26.0 million received from asset disposals, primarily related to the sale of the value brands business and Sayreville facility.

    Financing activities in 2000 provided $101.1 million of cash. The increase mainly resulted from proceeds from borrowings of long-term debt under the Revolving facility in connection with the Austin acquisition. Also contributing to the cash flow from financing activities during the year was $21.0 million of incremental proceeds from the sale of accounts receivable under the Receivables Purchase Agreement and $6.4 million of cash generated from the exercise of employee stock options. Offsetting these positive cash flows were scheduled debt repayments of $43.3 million, dividend payments of $38.0 million and common stock purchases into treasury totaling $10.0 million.

    CASH FLOW FOR 1999 AND 1998

    For the year ended January 1, 2000, operating activities provided $207.2 million of cash, which was $62.7 million greater than in 1998. Net earnings contributed $88.2 million to the growth in 1999. An increase in trade accounts payable and other current liabilities of $9.8 million, along with higher income taxes payable of $12.8 million also contributed to the positive cash flow. Higher trade accounts payable and current liabilities were driven by increased purchases of production related inputs, as well as from higher marketing accruals. Income taxes payable increased principally due to the timing of income tax payments. Additionally, the $10.0 million income tax benefit related to stock options exercised further contributed to cash flow from operations. Somewhat offsetting the favorable cash flow position were higher levels of inventory. Trade accounts and notes receivable, before accounting for the securitization of receivables, increased primarily by a shift in the timing of sales to later in the year, as well as reduced cash collections resulting from the timing of our year end date, which coincided with the bank's holiday schedule. In addition, the restructuring and impairment charge recorded in the second quarter of 1999 included $46.1 million relating to the non-cash write-down of impaired property, plant and equipment and intangible assets, while the remaining portion of the charge related to cash costs.

    During 1999, investing activities used a total of $96.8 million, compared to $510.7 million in 1998. The decrease is due to the $444.8 million, net of cash acquired, purchase of President in September of 1998. Spending on capital projects of $100.7 million in 1999 was principally for on-going enhancement, capacity enrichments, automation expansion and numerous cost reduction programs at various manufacturing and distribution locations. Additional funds were also used for the implementation of new computer equipment at the President locations to install and support the SAP/R3 management information system, as well as year 2000 information technology compliance upgrades. Asset disposals, including the sale of the Atlanta manufacturing facility and an idle muffin line, generated the majority of the $3.9 million proceeds.

    Cash used by financing activities in 1999 totaled $113.2 million, compared to $362.5 million in 1998. The decrease in 1999 was due to proceeds from long-term borrowings received in 1998 used to fund the President acquisition. The primary uses of cash in 1999 were long-term debt repayments to pay down $85.0 million on the Revolving facility, repay the $75.0 million Bridge facility and to make regularly scheduled principal payments of $38.1 million. Also, $21.4 million was used to repurchase common stock into treasury. These uses of cash were partly offset by net cash proceeds of $103.0 million received from the sale of accounts receivable under the Receivables Purchase Agreement. This Agreement was entered into during the first quarter of 1999, which allows funds to be borrowed at a lower cost to the Company. Additionally, the $3.2 million in cash proceeds from the exercise of employee stock options in 1999 further reduced cash used by financing activities.

    CAPITAL RESOURCES

    In 2000, our capital resources were provided by the same credit arrangement that existed at the end of 1999. In September 1998, we entered into a Credit Facility consisting of a $350.0 million revolving facility and a $350.0 million term facility. In addition, we also entered into a $125.0 million bridge facility that was subsequently refinanced with a Receivables Purchase Agreement on January 29, 1999. These new debt facilities replaced the previously available $140.0 million revolving loan facility and an existing term loan which were outstanding in 1998 until the time of the President acquisition. As of December 30, 2000, the revolving facility had an outstanding balance of $165.0 million, with certain letters of credit totaling $27.4 million reducing the available balance to $157.6 million. As of January 1, 2000, the revolving facility had no outstanding balance, with certain letters of credit totaling $28.7 million reducing the available balance to $321.3 million.

    Capital expenditures for fiscal 2001 are expected to be approximately $106 million, or $13.4 million greater than 2000. The majority of capital spending in 2001 will be used for the continued improvement in automation to obtain additional productivity and cost savings. We anticipate that future capital expenditures will be funded from cash provided by operations and will continue at a level sufficient to support our strategies and operating needs.

    Dividend payments of $38.0 million were made during the year ended December 30, 2000. Prior to 2000, no dividend payments were made by the Company. The existing Credit Facility and Notes place limitations on our ability to pay dividends or make other distributions on our common stock. Additionally, the Credit Facility requires us to meet certain financial covenants including a debt to earnings before interest, taxes, depreciation and amortization ratio and cash flow coverage ratios. In addition to these ratios, the credit agreement also requires us to meet net worth and interest coverage ratios. In 2000 and 1999, we met all financial covenants in each of our financing agreements. Total debt was $582.6 million and $456.4 million at December 30, 2000 and January 1, 2000, respectively, of which current maturities were $55.1 million and $37.3 million, respectively. Cash and cash equivalents on December, 30 2000 and January 1, 2000 were $34.2 million and $20.7 million, respectively. We believe that available cash, together with cash flows from operations and amounts available under our debt facilities will be sufficient to meet normal operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In November 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for goods provided and, accordingly, should be classified as revenue. Issue No. 00-10 also addresses disclosure of the classification of shipping and handling costs. In addition, if shipping and handling costs are significant and are not included as part of cost of sales, disclosure should be made for both the amount of such costs and the line items on the income statement that include them. The Company records all amounts billed for shipping and handling as revenues and includes the related shipping and handling costs as part of selling, marketing and administrative expenses on the Consolidated Statements of Operations. Shipping and handling costs include costs incurred to physically move finished goods from our bakeries to the customer's designated location, as well as costs incurred to store, move and prepare our products for shipment. For the years ended December 30, 2000, January 1, 2000 and January 2, 1999, shipping and handling costs were $285.8 million, $262.3 million and $221.3 million, respectively.

    The EITF also reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of Issue No. 00-14, costs are generally recognized at the date on which the related revenue is recorded and is to be classified as a reduction in revenue. Upon adoption of Issue No. 00-14, which becomes effective on June 30, 2001, the prior year financial statements will be restated for comparative purposes (See Note 19).

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value (See Note 5).

SEASONALITY

    Our net sales, net income and cash flow are affected by the timing of new product introductions, promotional activities, price increases and seasonal biases in the first quarter and second half of the year. The first quarter bias results as substantially all sales of Girl Scout cookies occur in that quarter. The bias in the second half of the year has been due to events and holidays such as back-to-school, Thanksgiving and Christmas. The relative mix between cookie and cracker sales varies throughout the year with stronger cracker sales in the last quarter of the year.

SELF INSURANCE

    We purchase insurance coverage for workers' compensation as well as general, product and vehicle liability maintaining certain levels of retained risk (self-insured portion). Potential losses relating to claims under the self-insured portion of the policies are accrued in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies." There are no unasserted claims that require a reserve or disclosure in accordance with SFAS No. 5.

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

    When used in this discussion, the words "anticipate," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

    o changes in general economic or business conditions (including in the cookie and cracker industry);
    o  actions of competitors;
    o  our ability to recover material costs in the pricing of our products;
    o the extent to which we are able to develop new products and markets for our products;
    o  the time required for such development;
    o  the level of demand for such products; and
    o  changes in our business strategies.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risks to which the Company is exposed that may adversely affect our financial position, results of operations and cash flows include changes in future interest rates and raw material prices. Management seeks to minimize or manage these market risks through normal operating and financing activities and through the use of interest rate swap agreements and commodity futures and options contracts. The use of these instruments is limited to hedging activities and, as a matter of policy, are not entered into for trading or speculative purposes. These agreements and contracts are entered into at a corporate level and as such, any income or expense associated with these transactions is not allocated to our reportable segments.

    Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our current debt structure consists of both fixed and floating rate debt. Interest rate swap agreements are used to effectively manage changes in interest rates related to the majority of our borrowings with the objective of reducing overall interest costs. However, during the fourth quarter of 2000, interest rate swap agreements with a notional amount of $192.5 million were terminated. Upon termination, the marked-to-market value of the swaps of $4.5 million was recorded as deferred income. This deferred benefit is being amortized to income over a three month period that the underlying debt is expected to be outstanding. The debt is expected to be retired on the closing of the acquisition of Keebler by Kellogg, which is expected to occur in the first quarter of 2001. In the quarter ended December 30, 2000, $1.5 million of income was included in income from operations. An interest rate swap that no longer served as a hedge, with a notional amount of $170.0 million, had a marked-to-market value of $0.8 million in 2000 and $2.8 million in 1999. As a result, $0.2 million and $2.8 million was recognized in income from operations for the years ended December 30, 2000 and January 1, 2000, respectively. This instrument matures in the first quarter of 2001.

    As of December 30, 2000, the Company has one remaining swap agreement with a notional amount of $124.0 million and a maturity date of July 1, 2001. Because of the proximity to maturity, the rate which settlement will take place has been set, which will result in a charge to interest expense of approximately $0.4 million in the second quarter of 2001. By comparison, the notional amount of interest rate swap agreements at January 1, 2000 was $334.0 million.

    We enter into commodity futures and options contracts to mitigate the impact of price increases on raw material purchases that are not likely to be recovered through higher prices on our products. We also use sensitivity analysis to assess the potential impact on the fair value of commodity futures and options contracts. As of December 30, 2000, there were no open commodity futures or option contracts. The notional amount of open contracts at January 1, 2000 was $48.7 million.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K on page 6.

ITEM 11.      EXECUTIVE COMPENSATION

    The following table sets forth annual and long-term compensation for our top five executive officers in the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, as well as certain other compensation information for such executive officers during the fiscal periods indicated.

                                                SUMMARY COMPENSATION TABLE
                                                                                               LONG-TERM COMPENSATION
                                                                                        -----------------------------------
                                                         ANNUAL COMPENSATION                AWARDS
                                                --------------------------------------- --------------
                                                                                           SECURITIES
                                                                                 OTHER     UNDERLYING
                                                                                ANNUAL       OPTIONS/            ALL OTHER
    NAME AND PRINCIPAL POSITIONS          YEAR   SALARY (1)       BONUS   COMPENSATION        SARS(#)         COMPENSATION
-------------------------------------- -------- ----------- ------------ -------------- -------------- --------------------
Sam K. Reed                               2000    $810,000   $1,296,000            (2)              -          $98,426 (3)
  President and Chief                     1999     775,000    1,309,750            (2)              -           59,436 (8)
  Executive Officer                       1998     700,000    1,183,000            (2)        249,750            4,800 (9)

David B. Vermylen                         2000     410,000      492,000            (2)              -           29,247 (4)
  President - Keebler Brands              1999     370,000      444,000            (2)              -           25,692 (8)
                                          1998     355,000      461,500            (2)        108,225            4,800 (9)

E. Nichol McCully                         2000     355,000      426,000            (2)              -           26,115 (5)
  Senior Vice President                   1999     325,000      390,000            (2)              -           22,059 (8)
  and Chief Financial Officer             1998     300,000      390,000            (2)         99,900            4,800 (9)

Jack M. Lotker                            2000     295,000      303,000            (2)              -           18,056 (6)
  President - Specialty Products          1999     280,000      252,000            (2)              -           15,567 (8)
                                          1998     270,000      216,000            (2)         83,250            4,800 (9)

James T. Willard                          2000     340,000      408,000            (2)              -           24,118 (7)
  Senior Vice President - Operations      1999     318,000      413,400            (2)              -           19,395 (8)
                                          1998     305,000      305,000            (2)         83,250            4,800 (9)

--------------------------------------

(1) Amounts listed for the named executive officers are annual base salaries, including amounts to be deferred in accordance with any deferred salary option plan of Keebler.

(2) Perquisites and other personal benefits, securities or property in the aggregate do not exceed the threshold reporting level of the lesser of $50,000 or 10% of total salary and bonus reported for the named executive officers.

(3) Represents company matching contributions of (i) $5,100 under the Keebler Foods Company Salaried Savings Plan and (ii) $93,326 under the Deferred Compensation Plan. Vesting occurs 20% per year over five years, based on years of service.

(4) Represents company matching contributions of (i) $5,100 under the Keebler Foods Company Salaried Savings Plan and (ii) $24,147 under the Deferred Compensation Plan. Vesting occurs 20% per year over five years, based on years of service.

(5) Represents company matching contributions of (i) $5,100 under the Keebler Foods Company Salaried Savings Plan and (ii) $21,015 under the Deferred Compensation Plan. Vesting occurs 20% per year over five years, based on years of service.

(6) Represents company matching contributions of (i) $5,100 under the Keebler Foods Company Salaried Savings Plan and (ii) $12,956 under the Deferred Compensation Plan. Vesting occurs 20% per year over five years, based on years of service.

(7) Represents company matching contributions of (i) $5,100 under the Keebler Foods Company Salaried Savings Plan and (ii) $19,018 under the Deferred Compensation Plan. Vesting occurs 20% per year over five years, based on years of service.

(8) Represents company matching contributions to the named executive officers' accounts in the Keebler Foods Company Salaried Savings Plan and the Deferred Compensation Plan. Vesting occurs 20% per year over five years, based on years of service.

(9) Represents company matching contributions to the named executive officers' accounts in the Keebler Foods Company Salaried Savings Plan. Vesting occurs 20% per year over five years, based on years of service.

OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

         No stock options were granted to any of our named executive officers during the fiscal year ended December 30, 2000.

         The following table indicates the value of stock options exercised during the fiscal year ended December 30, 2000 and the value of unexercised stock options held as of December 30, 2000 by each of the named executive officers.

                                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                  AND FISCAL YEAR-END OPTION VALUES
                                                         NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                        NUMBER OF                                  OPTIONS AT          IN-THE-MONEY OPTIONS
                           SHARES                           DECEMBER 30, 2000      AT DECEMBER 30, 2000 (1)
                         ACQUIRED         VALUE  ----------------------------- -----------------------------
        NAME          ON EXERCISE      REALIZED   EXERCISABLE / UNEXERCISABLE   EXERCISABLE / UNEXERCISABLE
--------------------- ------------ ------------- ----------------------------- -----------------------------
Sam K. Reed                     -    $        -           1,261,175 / 278,388      $46,399,420 / $9,161,796

David B. Vermylen         100,000    $3,452,529              227,240 / 81,941       $7,431,441 / $2,433,957

E. Nichol McCully         115,000    $3,859,240              206,746 / 79,110       $6,740,126 / $2,384,584

Jack M. Lotker            150,000    $4,689,000              160,757 / 73,449       $5,158,978 / $2,285,856

James T. Willard          100,000    $2,427,277              210,757 / 73,449       $7,143,978 / $2,285,856

------------------------------------------------------------------------------------------------------------
(1) Based on the year end closing market price of Keebler's common stock ($41.44 per share).


PENSION PLAN AND BENEFITS

         Our principal non-contributory defined benefit plan covers qualifying salaried and certain hourly-paid employees who have completed twelve months of service. Our top five executive officers participate in this plan on the same basis as do approximately 7,300 other eligible participants. Benefit amounts are based on years of service and average monthly compensation for the five highest consecutive years out of the last fifteen years of employment for salaried employees and some hourly employees. Certain hourly groups can have different benefit schedules than salaried participants. The following table illustrates the estimated annual benefits to be paid upon normal retirement at age 65 to individuals in specified compensation and years of service classifications. The table does not reflect benefit limitations contained in the Internal Revenue Code. Pursuant to a separate plan, supplemental payments in excess of those limitations will be made to participants in order to maintain benefits upon retirement at the levels provided under the defined benefit plan's formula. In addition to the plans noted above, Keebler also maintains an unfunded supplemental retirement plan for certain former executives. No current named executive officers are covered by the supplemental plan.

                                                            PENSION TABLE
                                                  ESTIMATED ANNUAL NORMAL RETIREMENT BENEFITS
                          ------------------------------------------------------------------------------------------------
                                                    YEARS OF SERVICE AT NORMAL RETIREMENT (1)

      COMPENSATION (2)             5          10          15           20          25          30          35           40
      ------------------- ----------- ----------- ----------- ------------ ----------- ----------- ----------- ------------
      $  600,000.........  $  44,000   $  88,000   $ 132,000   $  175,000   $ 219,000   $ 263,000   $ 307,000   $  351,000
         800,000.........     59,000     118,000     177,000      235,000     294,000     353,000     412,000      471,000
       1,000,000.........     74,000     148,000     222,000      295,000     369,000     443,000     517,000      591,000
       1,200,000.........     89,000     178,000     267,000      355,000     444,000     533,000     622,000      711,000
       1,400,000.........    104,000     208,000     312,000      415,000     519,000     623,000     727,000      831,000
       1,600,000.........    119,000     238,000     357,000      475,000     594,000     713,000     832,000      951,000
       1,800,000.........    134,000     268,000     402,000      535,000     669,000     803,000     937,000    1,071,000
       2,000,000.........    149,000     298,000     447,000      595,000     744,000     893,000   1,042,000    1,191,000
       2,200,000.........    164,000     328,000     492,000      655,000     819,000     983,000   1,147,000    1,311,000

(1) Years of service as of December 30, 2000 for the named executive officers were as follows: Mr. Reed, Mr. Vermylen, Mr. McCully and Mr. Lotker, approximately 5.0 years, and Mr. Willard, approximately 4.5 years. In addition, a separate agreement between Mr. Willard and Keebler provides a minimum level of benefit to Mr. Willard based on what he could have been entitled to under his previous employment.

(2) Compensation includes all amounts shown under the columns entitled "Annual Compensation" in the Summary Compensation Table.

    At age 65, it is estimated that under the plans Mr. Reed will have 16 years of service, Mr. Vermylen will have 19.75 years of service, Mr. McCully will have
23.5 years of service, Mr. Lotker will have 13 years of service and Mr. Willard will have 9 years of service.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 27, 2001 (except as indicated below) by:

    o all persons known by us to own beneficially 5% or more of our common stock;
    o  each of our directors;
    o  the Chief Executive Officer and certain other executive officers; and
    o  all directors and executive officers as a group.

    Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares of common stock beneficially owned by such stockholder.

                                                         NUMBER OF SHARES
                                                          OF COMMON STOCK            PERCENTAGE OF
                                                   OWNED BENEFICIALLY (1)         COMMON STOCK (1)
                                                   -----------------------  -----------------------
Flowers Industries,  Inc. (2)                                  46,197,466                    50.7%
 1919 Flowers Circle
 Thomasville, Georgia  31757
Gabelli Asset Management Inc. (3)                               5,168,733                     5.7%
 One Corporate Center
 Rye, New York  10580-1434
Sam K. Reed (4)                                                 1,965,523                     2.2%
David B. Vermylen (5)                                             322,702                       *
E. Nichol McCully (6)                                             282,208                       *
Jack M. Lotker (7)                                                205,901                       *
James T. Willard (8)                                              255,901                       *
Robert P. Crozer (9)                                               10,000                       *
Johnston C. Adams, Jr. (10) (11)                                    9,950                       *
Franklin L. Burke (10) (12)                                        10,550                       *
Wayne H. Pace (10)                                                  9,550                       *
Dr. Melvin T. Stith (10)                                            8,550                       *
G. Anthony Campbell (9)                                             2,004                       *
Amos R. McMullian (9)                                               2,000                       *
C. Martin Wood, III (13) (15)                                       3,050                       *
Jimmy M. Woodward (14)                                              2,000                       *
All directors and executive officers as a group
(consisting of 18 persons) (16)                                 3,642,908                     4.0%

----------------------------------------------------------------------------------------------------------------
*        Less than 1%

(1) Shares beneficially owned and percentage of ownership are based on 91,149,127 shares of outstanding common stock and exercisable stock options as of February 27, 2001.
(2)      We have been informed by Flowers Industries, Inc. in a report on
         Schedule 13G filed February 1999, that of the shares reported as beneficially owned, they exercise (a) sole power to vote 46,197,466 shares, (b) shared power to vote 0 shares, (c) sole power to dispose of 46,197,466 shares and (d) shared power to dispose of 0 shares. Flowers Industries, Inc. is currently subject to the periodic reporting and other information requirements of the Securities and Exchange Act of 1934. Flowers Industries' common stock is listed on the New York Stock Exchange.
(3)      We have been informed by Gabelli Asset Management Inc. in a report on
         Schedule 13D filed February 2001, that of the shares reported as beneficially owned by Gabelli Asset Management Inc., they exercise (a) sole power to vote 5,090,733 shares, (b) shared power to vote 0 shares,
         (c) sole power to dispose of 5,168,733 shares and (d) shared power to dispose of 0 shares.
(4) Of the total shares and options held by Mr. Reed, 1,953,753 shares and options are held by The Sam K. Reed and Victoria P. Reed January 19, 1995 Inter Vivos Trust of which Mr. Reed and his wife are trustees, 34,310 shares are held by the Reed Family Trust of which Thomas E. O'Neill and Mr. Reed's wife are trustees, and 62,375 shares are held by the Sam and Victoria Reed Charitable Remainder Unitrust of which Mr. Reed and The Northern Trust Company are trustees. Includes 1,454,648 shares subject to stock options that are currently exercisable; excludes 84,915 shares subject to stock options that are not exercisable within 60 days.
(5) Mr. Vermylen's shares and options are held by the David B. Vermylen Declaration of Trust dated August 22, 1997 of which Mr. Vermylen is trustee. Includes 272,384 shares subject to stock options that are currently exercisable; excludes 36,797 shares subject to stock options that are not exercisable within 60 days.

(6) Includes 251,890 shares subject to stock options that are currently exercisable; excludes 33,966 shares subject to stock options that are not exercisable within 60 days.
(7) Includes 205,901 shares subject to stock options that are currently exercisable; excludes 28,305 shares subject to stock options that are not exercisable within 60 days.
(8) Mr. Willard's shares and options are held by the James T. Willard Living Trust dated October 14, 1998 of which Mr. Willard and his wife are co-trustees. Includes 255,901 shares subject to stock options that are currently exercisable; excludes 28,305 shares subject to stock options that are not exercisable within 60 days.
(9)      A director and executive officer of Flowers Industries, Inc.
(10) Includes 8,550 shares subject to stock options that are currently exercisable.
(11) Of the total shares held by Mr. Adams, 300 are held by the Palmer Scott Adams Trust, 300 are held by the Alexandra Power Adams Trust and 300 are held by the Tucker Kirk Adams Trust.
(12) A director of Flowers Industries, Inc. Of the total shares held by Mr. Burke, 1,000 are held by Mr. Burke's wife and 1,000 shares are held by the Franklin L. Burke IRA.
(13) Includes 1,050 shares subject to stock options that are currently exercisable.
(14)     An executive officer of Flowers Industries, Inc.
(15)     A director of Flowers Industries, Inc.
(16) Includes 2,972,007 shares subject to stock options that are currently exercisable; excludes 272,129 shares subject to stock options that are not exercisable within 60 days.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Keebler maintains certain arms-length relationships with Flowers Bakeries, Inc. and Mrs. Smith's Bakeries, Inc., other subsidiaries of our majority-owned shareholder, Flowers Industries, Inc., who have purchased product from Keebler for use in their own manufacturing processes totaling approximately $3.0 million and $1.7 million for the respective years ended December 30, 2000 and January 1, 2000.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.    The financial statements listed in the accompanying Index to
              Financial Statements and Financial Statement Schedule are filed as part of this report on pages F-2 to F-33.

        2. The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this report on page S-2.

        3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K unless noted otherwise.

(b)     Exhibits

        See Exhibit Index at page i to iii.

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


                                        KEEBLER FOODS COMPANY
                                             (Registrant)


                        /s/  SAM K. REED
                        --------------------------------------------------------
                        Sam K. Reed
                        President, Chief Executive Officer and Director

                        Date:  March 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2001.

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



                                    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                               Keebler Foods Company and Subsidiaries

FINANCIAL STATEMENTS:                                                                                            PAGE
                                                                                                                 ----

  Report of Independent Accountants.......................................................................        F-2

  Consolidated Balance Sheets at December 30, 2000 and January 1, 2000....................................        F-3

  Consolidated Statements of Operations for the years ended December 30, 2000, January 1, 2000 and
    January 2, 1999.......................................................................................        F-5

  Consolidated Statements of Shareholders' Equity for the years ended December 30, 2000, January 1,
    2000 and January 2, 1999..............................................................................        F-6

  Consolidated Statements of Cash Flows for the years ended December 30, 2000, January 1, 2000 and
    January 2, 1999.......................................................................................        F-7

  Notes to the Consolidated Financial Statements..........................................................        F-8

FINANCIAL STATEMENT SCHEDULE:

  Report of Independent Accountants.......................................................................        S-1

  Schedule II - Valuation and Qualifying Accounts.........................................................        S-2




                                                                 F-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF KEEBLER FOODS COMPANY:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Keebler Foods Company and Subsidiaries at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP



Chicago, Illinois
January 31, 2001

                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 DECEMBER 30, 2000    January 1, 2000
                                                                                 ------------------ ------------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                         $    34,172        $    20,717
     Trade accounts and notes receivable, net                                               43,545             65,052
     Inventories, net:
         Raw materials                                                                      20,751             34,243
         Package materials                                                                  17,104             13,907
         Finished goods                                                                    124,955            126,954
         Other                                                                               2,001              1,176
                                                                                 ------------------ ------------------
                                                                                           164,811            176,280

     Income taxes receivable                                                                19,388                  -
     Deferred income taxes                                                                  36,470             46,252
     Other                                                                                  30,433             27,278
                                                                                 ------------------ ------------------
         Total current assets                                                              328,819            335,579

PROPERTY, PLANT AND EQUIPMENT, NET                                                         629,548            553,031

GOODWILL, NET                                                                              523,606            370,188

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES, NET                                         237,332            211,790

PREPAID PENSION                                                                             37,846             33,240

ASSETS HELD FOR SALE                                                                         1,159              6,662

OTHER ASSETS                                                                                14,578             17,693
                                                                                 ------------------ ------------------

         Total assets                                                                  $ 1,772,888        $ 1,528,183
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

                                                                 F-3


                                                        KEEBLER FOODS COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 DECEMBER 30, 2000    January 1, 2000
                                                                                 ------------------ ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                              $    55,058        $    37,283
     Trade accounts payable                                                                145,125            147,862
     Other liabilities and accruals                                                        222,676            237,447
     Income taxes payable                                                                        -             23,603
     Plant and facility closing costs and severance                                          8,624             11,290
                                                                                 ------------------ ------------------
         Total current liabilities                                                         431,483            457,485

LONG-TERM DEBT                                                                             527,587            419,160

OTHER LIABILITIES:
     Deferred income taxes                                                                 134,575            124,389
     Postretirement/postemployment obligations                                              62,497             64,383
     Plant and facility closing costs and severance                                          8,628             12,062
     Deferred compensation                                                                  25,796             24,581
     Other                                                                                  19,648             16,808
                                                                                 ------------------ ------------------
         Total other liabilities                                                           251,144            242,223

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock ($.01 par value; 100,000,000 shares authorized and
         none issued)                                                                            -                  -
     Common stock ($.01 par value; 500,000,000 shares authorized and
         86,390,807 and 84,655,874 shares issued, respectively)                                863                846
     Additional paid-in capital                                                            208,461            182,686
     Retained earnings                                                                     393,362            255,813
     Treasury stock                                                                        (40,012)           (30,030)
                                                                                 ------------------ ------------------
         Total shareholders' equity                                                        562,674            409,315
                                                                                 ------------------ ------------------

         Total liabilities and shareholders' equity                                    $ 1,772,888        $ 1,528,183
                                                                                 ================== ==================


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                F-4

                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                          Years Ended
                                                               ----------------------------------------------------------------
                                                                 DECEMBER 30, 2000       January 1, 2000       January 2, 1999
                                                               --------------------  --------------------  --------------------
NET SALES                                                              $ 2,756,950           $ 2,667,771           $ 2,226,480

COSTS AND EXPENSES:
    Cost of sales                                                        1,119,117             1,150,553               938,896
    Selling, marketing and administrative expenses                       1,284,651             1,227,481             1,080,044
    Other                                                                   25,707                25,834                11,501
    Restructuring and impairment (credit) charge                              (996)               66,349                     -
                                                               --------------------  --------------------  --------------------
INCOME FROM OPERATIONS                                                     328,471               197,554               196,039

    Interest (income)                                                       (4,731)               (1,700)               (3,763)
    Interest expense                                                        48,842                37,874                30,263
                                                               --------------------  --------------------  --------------------
INTEREST EXPENSE, NET                                                       44,111                36,174                26,500
                                                               --------------------  --------------------  --------------------

INCOME BEFORE INCOME TAX EXPENSE                                           284,360               161,380               169,539
    Income tax expense                                                     108,768                73,175                72,962
                                                               --------------------  --------------------  --------------------

INCOME BEFORE EXTRAORDINARY ITEM                                           175,592                88,205                96,577

EXTRAORDINARY ITEM:

    Loss on early extinguishment of debt, net of tax                             -                     -                 1,706
                                                               --------------------  --------------------  --------------------

NET INCOME                                                             $   175,592           $    88,205           $    94,871
                                                               ====================  ====================  ====================

BASIC NET INCOME PER SHARE:

    Income before extraordinary item                                   $      2.07           $      1.05           $      1.16
    Extraordinary item                                                           -                     -                  0.02
                                                               --------------------  --------------------  --------------------
    Net income                                                         $      2.07           $      1.05           $      1.14
                                                               ====================  ====================  ====================
WEIGHTED AVERAGE SHARES OUTSTANDING                                         84,517                83,759                83,254
                                                               ====================  ====================  ====================

DILUTED NET INCOME PER SHARE:

    Income before extraordinary item                                   $      2.00           $      1.01           $      1.10
    Extraordinary item                                                           -                     -                  0.02
                                                               --------------------  --------------------  --------------------
    Net income                                                         $      2.00           $      1.01           $      1.08
                                                               ====================  ====================  ====================
WEIGHTED AVERAGE SHARES OUTSTANDING                                         87,840                87,645                87,486
                                                               ====================  ====================  ====================


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                F-5

                                                        KEEBLER FOODS COMPANY

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           (IN THOUSANDS)

                                                 COMMON STOCK       ADDITIONAL                  TREASURY STOCK
                                            -----------------------    PAID-IN    RETAINED  -----------------------
                                                SHARES      AMOUNT     CAPITAL    EARNINGS      SHARES      AMOUNT       TOTAL
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------
BALANCE AT JANUARY 3, 1998                      77,638   $     776   $ 148,613   $  72,737         (43)  $     (75)  $ 222,051

    Exercise of Bermore warrant                  6,136          61      19,740           -           -           -      19,801

    Purchase of treasury shares                      -           -           -           -        (292)     (8,605)     (8,605)

    Exercise of employee stock options             351           4       1,179           -           -           -       1,183

    Net income                                       -           -           -      94,871           -           -      94,871
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------

BALANCE AT JANUARY 2, 1999                      84,125         841     169,532     167,608        (335)     (8,680)    329,301

    Purchase of treasury shares                      -           -           -           -        (646)    (21,350)    (21,350)

    Exercise of employee stock options             531           5      13,154           -           -           -      13,159

    Net income                                       -           -           -      88,205           -           -      88,205
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------

BALANCE AT JANUARY 1, 2000                      84,656         846     182,686     255,813        (981)    (30,030)    409,315

    Purchase of treasury shares                      -           -           -           -        (353)     (9,982)     (9,982)

    Exercise of employee stock options           1,735          17      25,775           -           -           -      25,792

    Dividends paid                                   -           -           -     (38,043)          -           -     (38,043)

    Net income                                       -           -           -     175,592           -           -     175,592
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------

BALANCE AT DECEMBER 30, 2000                    86,391   $     863   $ 208,461   $ 393,362      (1,334)  $ (40,012)  $ 562,674
                                            =========== =========== =========== =========== =========== =========== ===========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                        KEEBLER FOODS COMPANY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (IN THOUSANDS)
                                                                                              Years Ended
                                                                     -------------------------------------------------------------
                                                                      DECEMBER 30, 2000      January 1, 2000      January 2, 1999
                                                                     -------------------  -------------------  -------------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
    Net income                                                                $ 175,592            $  88,205            $  94,871
    Adjustments to reconcile net income to cash from
      operating activities:
        Depreciation and amortization                                            95,280               84,125               69,125
        Deferred income taxes                                                    27,074              (11,248)              10,075
        Loss on early extinguishment of debt, net of tax                              -                    -                1,706
        (Gain) loss on sale of property, plant and equipment                     (1,435)               1,799                  424
        Gain on sale of value brands business                                    (5,700)                   -                    -
        Restructuring and impairment (credit) charge                               (615)              46,071                    -
        Income tax benefit related to stock options exercised                    19,366                9,956                    -
        Other                                                                         -                    -                1,460
    Changes in assets and liabilities:
        Trade accounts and notes receivable, net                                 11,712              (26,975)              (5,082)
        Inventories, net                                                         19,536               (9,903)             (13,830)
        Income taxes payable                                                    (41,855)              12,824               (4,556)
        Other current assets                                                     (2,052)                (642)              (2,845)
        Trade accounts payable and other current liabilities                    (31,722)               9,840                  869
        Plant and facility closing costs and severance                          (19,764)              (3,641)              (5,373)
    Other, net                                                                   (2,604)               6,771               (2,319)
                                                                     -------------------  -------------------  -------------------
          Cash provided from operating activities                               242,813              207,182              144,525

CASH FLOWS USED BY INVESTING ACTIVITIES
    Capital expenditures                                                        (92,598)            (100,685)             (66,798)
    Proceeds from property disposals                                              8,953                3,904                  917
    Purchase of Sesame Street license                                           (10,000)                   -                    -
    Proceeds from sale of value brands business                                  17,000                    -                    -
    Purchase of Austin Quality Foods, Inc., net of cash acquired               (253,797)                   -                    -
    Purchase of President International, Inc., net of cash acquired                   -                    -             (444,818)
                                                                     -------------------  -------------------  -------------------
          Cash used by investing activities                                    (330,442)             (96,781)            (510,699)

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
    Purchase of treasury stock                                                   (9,982)             (21,350)              (8,605)
    Exercise of employee stock options and warrant                                6,426                3,203               20,577
    Proceeds from receivables securitization                                     21,000              103,000                    -
    Deferred debt issue costs                                                         -                    -               (1,845)
    Long-term debt borrowings                                                         -                    -              425,000
    Long-term debt repayments                                                   (43,317)            (113,052)            (157,626)
    Revolving facility, net                                                     165,000              (85,000)              85,000
    Dividends paid                                                              (38,043)                   -                    -
                                                                     -------------------  -------------------  -------------------
          Cash provided from (used by) financing activities                     101,084             (113,199)             362,501
                                                                     -------------------  -------------------  -------------------
          Increase (decrease) in cash and cash equivalents                       13,455               (2,798)              (3,673)
          Cash and cash equivalents at beginning of period                       20,717               23,515               27,188
                                                                     -------------------  -------------------  -------------------
          Cash and cash equivalents at end of period                          $  34,172            $  20,717            $  23,515
                                                                     ===================  ===================  ===================


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                              KEEBLER FOODS COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

BUSINESS AND OWNERSHIP


    Keebler Foods Company (the "Company" or "Keebler"), a manufacturer and distributor of food products, was acquired by INFLO Holdings Corporation ("INFLO") on January 26, 1996. INFLO was owned by Artal Luxembourg S. A. ("Artal"), a private investment company, Flowers Industries, Inc. ("Flowers"), a New York Stock Exchange-listed company, Bermore, Limited ("Bermore"), a privately held corporation and the parent of G.F. Industries, Inc. ("GFI") and certain members of Keebler's current management. On November 20, 1997, INFLO was merged into Keebler Corporation (the "Merger"), and subsequently changed its name to Keebler Foods Company. The financial statements as of and for all periods subsequent to January 26, 1996 have been restated to reflect the Merger as if it had been effective January 26, 1996. On January 29, 1998, Keebler made an initial public offering of 13,386,661 shares of common stock (the "Offering"). As part of the transaction, Flowers acquired additional shares of common stock from Artal and Bermore so that its ownership of outstanding stock increased to approximately 55%. Concurrent with the Offering, Bermore exercised a warrant to purchase 6,135,781 shares of common stock that had been issued in conjunction with the acquisition of Sunshine Biscuits, Inc. ("Sunshine"). The exercise of the warrant resulted in Keebler receiving $19.8 million of cash proceeds. Artal and Bermore sold all of the shares in the Offering, without any of the proceeds going to Keebler. In addition, during 1998, Bermore, through a series of transactions, transferred its shares held to Claremont Enterprises, Limited ("Claremont"), a privately held Bahamian limited company. On January 21, 1999, Keebler made a secondary public offering of 16,200,000 shares of common stock. Artal and Claremont sold all of the shares, without any proceeds going to Keebler. As a result, Artal's ownership percentage decreased from approximately 21% to 2% and Claremont's ownership percentage was reduced from approximately 6% to 5% of the outstanding common stock. Management's ownership remained at approximately 2% and Flowers' ownership remained at approximately 55%. During 1999, all remaining shares owned by both Artal and Claremont were sold in the open market. Keebler is comprised of primarily the following wholly-owned subsidiaries: Keebler Company, Bake-Line Products, Inc. ("Bake-Line"), Sunshine, President International, Inc. ("President"), Keebler Leasing Corp., Keebler Funding Corporation and Johnston's Ready Crust Company. On January 4, 1999, Keebler engaged in a series of corporate-entity transactions that resulted in Sunshine and President being merged into Keebler Company. Consequently, these former subsidiaries of Keebler Foods Company are currently wholly-owned subsidiaries of Keebler Company. Additional operating subsidiaries of Keebler Company include Elfin Equity Company, L.L.C., Hollow Tree Company, L.L.C., Hollow Tree Financial Company, L.L.C. and Godfrey Transport, Inc. On March 6, 2000, Keebler Foods Company acquired Austin Quality Foods, Inc. ("Austin") from R&H Trust Co. (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt.

    On July 19, 2000, Flowers Industries and Keebler Foods Company jointly announced that their respective boards of directors had authorized each of the companies to explore alternatives for the maximization of shareholder value, including the potential sale of Keebler. On October 26, 2000, Flowers Industries announced that it reached an agreement that will result in the sale of Keebler Foods Company to Kellogg Company ("Kellogg") for $42.00 per share. Kellogg also reached an agreement to acquire the remaining Keebler shares held by the public for $42.00 per share.

FISCAL YEAR

    Keebler's fiscal year consists of thirteen four week periods (fifty-two or fifty-three weeks) and ends on the Saturday nearest December 31. The 2000, 1999 and 1998 fiscal years each consisted of fifty-two weeks.

PRINCIPLES OF CONSOLIDATION

    All subsidiaries are wholly-owned and included in the consolidated financial
statements  of  Keebler.   Intercompany  accounts  and  transactions  have  been
eliminated.

                              KEEBLER FOODS COMPANY

1.  BASIS OF PRESENTATION (CONTINUED)

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


2.  SALE OF THE COMPANY

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

    Immediately prior to the effective time of the merger, Keebler will declare a special cash dividend in the aggregate amount of $16 million, which is to be paid pro rata to all Keebler stockholders, including Flowers. This special dividend will be in addition to any regular dividends declared and paid as permitted under the merger agreement.


3.  ACQUISITIONS

ACQUISITION OF AUSTIN QUALITY FOODS, INC.

    On March 6, 2000, Keebler acquired Austin Quality Foods, Inc. from R&H Trust Co. (Jersey) Limited, as Trustee, HB Marketing & Franchising L.P., 697163 Alberta Ltd., and William C. Burkhardt, for a purchase price, net of cash acquired, of $253.8 million, excluding related fees and expenses paid of approximately $3.0 million. The acquisition of Austin was a cash transaction funded with approximately $235.0 million from borrowings under the $700.0 million Senior Credit Facility Agreement dated September 28, 1998, and the remainder from cash received on additional sales of accounts receivable under Keebler's Receivables Purchase Agreement.

    The acquisition of Austin by Keebler has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of Austin based on respective fair values. The acquisition has resulted in an unallocated excess purchase price over fair value of net assets acquired of $167.7 million, which is being amortized on a straight-line basis over a forty year period.

    Results of operations for Austin from March 6, 2000 to December 30, 2000 have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of fiscal year 1999. The unaudited pro forma information includes adjustments for interest expense that would have been incurred related to financing the purchase, additional depreciation of the property, plant and equipment acquired and amortization of the trademarks, trade names, other intangibles and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been reported had the Austin acquisition been effected on the assumed date.

                              KEEBLER FOODS COMPANY

3.  ACQUISITIONS (CONTINUED)

                                                        Unaudited
(IN MILLIONS EXCEPT PER SHARE DATA)                For the Years Ended
                                        ----------------------------------------
                                         December 30, 2000      January 1, 2000
                                        -------------------  -------------------

Net sales.............................          $ 2,784.4            $ 2,862.7
Net income............................          $   172.0            $    86.4
Diluted net income per share..........          $    1.97            $    0.99

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

    Results of operations for President from September 28, 1998 have been included in the consolidated statements of operations. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of fiscal year 1997. The unaudited pro forma information includes adjustments for interest expense that would have been incurred related to financing the purchase, additional depreciation of the property, plant and equipment acquired and amortization of the trademarks, trade names, other intangibles and goodwill arising from the acquisition. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have been reported had the President acquisition been effected on the assumed date.

                                                       Unaudited
(IN MILLIONS EXCEPT PER SHARE DATA)               For the Years Ended
                                         -------------------------------------
                                           January 2, 1999    January 3, 1998
                                          -----------------  -----------------
Net sales.................................    $    2,583.5       $    2,501.5
Income before extraordinary item..........    $      104.7       $       56.7
Net income................................    $      102.7       $       49.3
Diluted net income per share:
    Income before extraordinary item......    $       1.20       $       0.70
    Net income............................    $       1.18       $       0.61


4.  RESTRUCTURING AND IMPAIRMENT (CREDIT) CHARGE

    In May of 1999, Keebler closed its manufacturing facility in Sayreville, New Jersey, and recorded a pre-tax restructuring and impairment charge, in 1999, to operating income of $66.3 million, which consisted of an original charge of $69.2 million, slightly offset by a $2.9 million credit. In the second quarter of 2000, the charge was reduced by an adjustment of $1.0 million. The adjustment related to severance and other exit costs from the facility closure due to lower-than-expected severance costs and the earlier-than-expected sale of the facility. The restructuring and impairment charge included $19.2 million for cash costs related to severance and other exit costs from the Sayreville facility. The remaining $46.1 million were non-cash charges for asset impairments related to the Sayreville closing, including write-downs of property, plant and equipment at Sayreville and equipment at other locations, and a proportionate reduction of goodwill acquired in the Sunshine Biscuits, Inc. acquisition in June 1996. Approximately 650 total employees were terminated as a result of the closing of the Sayreville facility, of which approximately 600 employees were represented by unions.

                              KEEBLER FOODS COMPANY

4.  RESTRUCTURING AND IMPAIRMENT CHARGE (CONTINUED)

    The following table sets forth the activity related to the liabilities accrued in conjunction with the restructuring and impairment charge:

                                    January 2,                                              January 1,
(IN THOUSANDS)                            1999     Provision      Spending    Adjustment          2000
                                   ------------  ------------  ------------  ------------  ------------
   Severance...............          $             $  15,564     $ (12,442)   $   (1,085)    $   2,037
   Facility closure........                  -         4,570          (438)       (1,565)        2,567
   Fixed asset impairment..                  -        37,824       (37,824)            -             -
   Goodwill impairment.....                  -         7,600        (7,600)            -             -
   Other...................                  -         3,650        (1,724)         (209)        1,717
                                   ------------  ------------  ------------  ------------  ------------
       Total...............          $       -     $  69,208     $ (60,028)    $  (2,859)    $   6,321
                                   ============  ============  ============  ============  ============

                                    January 1,                                             DECEMBER 30,
(IN THOUSANDS)                            2000     Provision      Spending    Adjustment           2000
                                   ------------  ------------  ------------  ------------  ------------
   Severance...............          $   2,037     $       -     $  (1,312)   $     (140)    $     585
   Facility closure........              2,567             -          (873)       (1,556)          138
   Other...................              1,717             -            45           700         2,462
                                   ------------  ------------  ------------  ------------  ------------
       Total...............          $   6,321     $       -     $  (2,140)    $    (996)    $   3,185
                                   ============  ============  ============  ============  ============

    At December 30, 2000, $3.1 million remained for plant and facility closing costs and severance accruals and $0.1 million for other liabilities and accruals. Only costs related to the settlement of worker's compensation claims (included in other above), and health and welfare payments are expected to extend beyond the year ended December 29, 2001.


5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the relatively short maturity of these investments.

TRADE ACCOUNTS RECEIVABLE

    Substantially all of Keebler's trade accounts receivable are from retail dealers and wholesale distributors. Keebler performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade accounts receivable, as shown on the consolidated balance sheets, were net of allowances of $7.3 million as of December 30, 2000 and $8.6 million as of January 1, 2000.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined principally by the last-in, first-out ("LIFO") method. Inventories stated under the LIFO method represent approximately 94% of total inventories at both December 30, 2000 and January 1, 2000. Because Keebler has adopted a natural business unit single pool approach to determining LIFO inventory cost, classification of the LIFO reserve by inventory component is impractical. There was no reserve required at December 30, 2000 and January 1, 2000 to state the inventory on a LIFO basis.

    At December 30, 2000 and January 1, 2000, inventories are shown net of an allowance for slow-moving and aged inventory of $8.2 million and $6.7 million, respectively.

                              KEEBLER FOODS COMPANY

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Keebler often enters into exchange traded commodity futures and options contracts to protect or hedge against adverse raw material price movements related to anticipated inventory purchases. Realized gains or losses on contracts are determined based on the stated market value at the time the contracts are liquidated or expire and are deferred in inventory until the underlying raw material is purchased. Gains or losses realized from the liquidation or expiration of the contracts are recognized as part of the cost of raw materials. Cost of sales was increased by losses on futures and options transactions of $7.3 million, $9.2 million and $7.1 million in the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively. There were no open futures or options contracts at December 30, 2000. The notional amount of open futures and options contracts at January 1, 2000 was $48.7 million. The fair values of the open futures and options contracts, based on the stated market value, was $44.1 million at January 1, 2000.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the depreciable assets. Certain facilities and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the lease terms, and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

TRADEMARKS, TRADE NAMES AND OTHER INTANGIBLES

    Trademarks, trade names and other intangibles are stated at cost and are amortized on a straight-line basis over a period of twenty to forty years. Accumulated amortization of trademarks, trade names and other intangibles was $26.8 million and $18.9 million at December 30, 2000 and January 1, 2000, respectively.

GOODWILL

    Goodwill represents the excess cost over the fair value of the tangible and identifiable intangible net assets of acquired businesses. Goodwill is amortized on a straight-line basis over a period of forty years. Accumulated amortization of goodwill was $27.8 million and $14.7 million at December 30, 2000 and January 1, 2000, respectively.

REVENUE RECOGNITION

    Revenue from the sale of products is recognized at the time of the shipment to customers.

SHIPPING AND HANDLING FEES AND COSTS

    The Company records all amounts billed for shipping and handling as revenues and includes the related shipping and handling costs as part of selling, marketing and administrative expenses on the Consolidated Statements of Operations. Shipping and handling costs include costs incurred to physically move finished goods from our bakeries to the customer's designated location, as well as costs incurred to store, move and prepare our products for shipment. For the years ended December 30, 2000, January 1, 2000 and January 2, 1999, shipping and handling costs were $285.8 million, $262.3 million and $221.3 million, respectively.

RESEARCH AND DEVELOPMENT

    Activities related to new product development and major improvements to existing products and processes are expensed as incurred and were $14.2 million, $13.1 million and $10.2 million for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

                              KEEBLER FOODS COMPANY

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING AND CONSUMER PROMOTION

    Advertising and consumer promotion costs are generally expensed when incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was $81.2 million, $87.3 million and $87.2 million for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively. There were no deferred advertising costs at December 30, 2000 and January 1, 2000.

DERIVATIVE FINANCIAL INSTRUMENTS

    Keebler uses derivative financial instruments as part of an overall strategy to manage market risk. Keebler uses forward commodity futures and options contracts to hedge existing or future exposures to changes in commodity prices. Interest rate swap agreements are used to reduce the impact of changes in interest rates. Keebler does not enter into these derivative financial instruments for trading or speculative purposes.

    In June 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities applying SFAS No. 133.

    The Company will adopt SFAS No. 133 for its fiscal year beginning December 31, 2000. The Company, through normal operating and financing activities, uses interest rate swap agreements and commodity futures and option contracts that are subject to SFAS No. 133. Management expects the adoption will have an insignificant impact on the Company's financial results.

INCOME TAXES

    The consolidated financial statements reflect the application of SFAS No. 109, "Accounting For Income Taxes." Keebler files a consolidated federal income tax return.

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

                              KEEBLER FOODS COMPANY

6.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment, including related accumulated depreciation follows:

(IN THOUSANDS)                         DECEMBER 30, 2000      January 1, 2000
                                      -------------------  -------------------

Land.................................     $       19,736        $      16,290
Buildings............................            166,787              138,288
Machinery and equipment..............            534,976              437,032
Office furniture and fixtures........             98,794               90,266
Delivery equipment...................              7,296                6,689
Construction in progress.............             71,324               68,156
                                      -------------------  -------------------
                                                 898,913              756,721
Accumulated depreciation.............           (269,365)            (203,690)
                                      -------------------  -------------------
     Total...........................     $      629,548        $     553,031
                                      ===================  ===================

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


7.  ASSETS HELD FOR SALE

    On May 2, 2000, the Sayreville, New Jersey manufacturing facility, which had been held for sale after its closure, was sold for $7.5 million. The sale resulted in a pre-tax gain of approximately $2.0 million, which was recorded in other income during the second quarter of the year.

    Disposition of all remaining assets held for sale is expected to occur within the next thirty-six months without a significant gain or loss.


8.  OTHER CURRENT LIABILITIES AND ACCRUALS

    Other current liabilities and accruals consisted of the following at December 30, 2000 and January 1, 2000:

(IN THOUSANDS)                         DECEMBER 30, 2000      January 1, 2000
                                      -------------------  -------------------

Self insurance reserves.............      $       52,607       $       52,266
Employee compensation...............              83,053               72,527
Marketing and consumer promotions...              48,306               60,954
Other...............................              38,710               51,700
                                      -------------------  -------------------
     Total..........................      $      222,676       $      237,447
                                      ===================  ===================

    Keebler obtains insurance to manage potential losses and liabilities related to workers' compensation, health and welfare claims and general, product and vehicle liability. Keebler has elected to retain a significant portion of the expected losses through the use of deductibles and stop-loss limitations. Provisions for losses expected under these programs are recorded based on Keebler's estimates of aggregate liability for claims incurred. These estimates utilize Keebler's prior experience and actuarial assumptions provided by the Company's insurance carrier. The total estimated liability for these losses at December 30, 2000 and January 1, 2000 was $52.6 million and $52.3 million, respectively, and is included in other current liabilities and accruals. Keebler has collateralized its liability for potential self-insurance losses in several states by obtaining standby letters of credit which aggregate to approximately $18.5 million.

                              KEEBLER FOODS COMPANY

9.  DEBT AND LEASE COMMITMENTS

DEBT

    Long-term debt consisted of the following at December 30, 2000 and January 1, 2000:

(IN THOUSANDS)                    Interest Rate         Final Maturity     DECEMBER 30, 2000      January 1, 2000
                                 ---------------  ---------------------  --------------------  -------------------
Revolving Facility.............          6.915%     September 28, 2004           $   165,000           $        -
Term Facility..................          6.880%     September 28, 2004               278,000              314,000
Senior Subordinated Notes......         10.750%           July 1, 2006               124,400              124,400
Other Senior Debt..............         Various              2001-2005                 8,840               10,455
Capital Lease Obligations......         Various              2002-2042                 6,405                7,588
                                                                          -------------------  -------------------
                                                                                     582,645              456,443
Less: Current maturities.......                                                       55,058               37,283
                                                                          -------------------  -------------------
     Total.....................                                                  $   527,587          $   419,160
                                                                          ===================  ===================

    At December 30, 2000 and January 1, 2000, Keebler's primary credit financing was provided by a $700.0 million Credit Facility, consisting of $350.0 million under the Revolving Facility and $350.0 million under the Term Facility.

    The current outstanding balance on the Term Facility at December 30, 2000 was $278.0 million, with quarterly scheduled principal payments through the final maturity of September 2004. The Revolving Facility, with an outstanding balance of $165.0 million at December 30, 2000, also has a final maturity of September 2004, but with no scheduled principal payments. Certain letters of credit totaling $27.4 million reduce the available balance on the Revolving Facility to $157.6 million. Any unused borrowings under the Revolving Facility are subject to a commitment fee. The current commitment fee may vary from 0.125% to 0.30% based on the relationship of debt to adjusted earnings. At December 30, 2000, the commitment fee was 0.125%.

    At January 1, 2000, the outstanding balance on the Term Facility was $314.0 million and the Revolving Facility had no outstanding balance. Certain letters of credit totaling $28.7 million reduced the available balance on the Revolving Facility to $321.3 million and any unused borrowings under the Revolving Facility were subject to a commitment fee. At January 1, 2000, the commitment fee was 0.125%.

    Interest on the Credit Facility is calculated based on a base rate plus applicable margin. The base rate can, at Keebler's option, be: i) the higher of the base domestic lending rate as established by the administrative agent for the lender of the Credit Facility, or the Federal Funds Rate plus one-half of one percent or ii) a reserve percentage adjusted LIBO Rate as offered by the administrative agent. The Credit Facility requires Keebler to meet certain financial covenants including debt to earnings before interest, taxes, depreciation and amortization ratio and cash flow coverage ratios. Keebler satisfied all financial covenants required for the years ended December 30, 2000 and January 1, 2000.

    In January 1999, Keebler entered into a Receivables Purchase Agreement ("Agreement") allowing funds to be borrowed at a lower cost to the Company. The accounting for this Agreement is governed by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the guidelines of SFAS No. 125, a special-purpose entity was created, Keebler Funding Corporation, as a subsidiary of Keebler Foods Company. All transactions under this Agreement occur through Keebler Funding Corporation and are treated as a sale of accounts receivable and not as a debt instrument. At December 30, 2000, a net $124.0 million of accounts receivable had been sold at fair value, which is below the maximum amount currently available under the Agreement. At January 1, 2000, a net $103.0 million of accounts receivable had been sold at fair value.

    In conjunction with the President acquisition in September 1998, Term Loan A was extinguished by using $145.0 million of borrowings under the new Credit Facility. Keebler recorded a pre-tax extraordinary charge of $2.8 million related primarily to expensing certain bank fees which were being amortized and which were incurred at the time Term Loan A was issued. The related after-tax charge was $1.7 million.

                              KEEBLER FOODS COMPANY

9.  DEBT AND LEASE COMMITMENTS (CONTINUED)

    Interest of $46.2 million, $37.5 million and $24.0 million was paid on debt for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

    Aggregate scheduled annual maturities of long-term debt as of December 30, 2000 are as follows:

(IN THOUSANDS)
2001............................        $    55,058
2002............................             72,667
2003............................             87,788
2004............................            240,477
2005............................              2,255
2006 and thereafter.............            124,400
                                    ----------------
     Total......................        $   582,645
                                    ================

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair market value of financial instruments, which includes short- and long-term borrowings, was estimated using discounted cash flow analyses based on current interest rates which would be obtained for similar financial instruments. The carrying value of cash and cash equivalents and short-term debt approximates fair value because of the short-term maturity of the instruments. The fair value of long-term debt was $526.9 million and $417.2 million at December 30, 2000 and January 1, 2000, respectively, which was based on current rates available to Keebler for debt instruments with similar terms, degrees of risk and remaining maturities.

    Keebler uses interest-rate swap agreements to effectively convert certain fixed rate debt to a floating rate instrument and certain floating rate debt to a fixed rate instrument. The interest rate swap agreements result in Keebler paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. The fair values of the swap agreements were obtained from the Bank of Nova Scotia and were estimated using market prices at each respective year end. The fair values of the swap agreements are not recognized in the financial statements as Keebler accounts for the agreements as hedges. There were no new swap transactions entered into during 1999 or 2000.

    On July 1, 1998, Keebler entered into a swap agreement with the Bank of Nova Scotia, who also serves as the administrative agent for the lenders under the Credit Facility, which matures on July 1, 2001. The swap agreement had the effect of converting the fixed rate of 10.75% on $124.0 million of the Senior Subordinated Notes to a rate of 11.772% for the year ended December 30, 2000. In addition, on September 30, 1998 and October 5, 1998, Keebler entered into two swap agreements with the Bank of Nova Scotia both maturing on September 30, 2004. Each swap transaction converts the base rate on $96.3 million of the Credit Facility to fixed rate debt of 5.084% and 4.89%, respectively. During the fourth quarter of 2000, the swap agreements maturing on September 30, 2004 were terminated. Upon termination, the marked-to-market value of the swaps of $4.5 million was recorded as deferred income. This deferred benefit is being amortized to income over a three month period that the underlying debt is expected to be outstanding. The debt is expected to be retired on the closing of the acquisition of Keebler by Kellogg, which is expected to occur in the first quarter of 2001. In the quarter ended December 30, 2000, $1.5 million of income was included in income from operations. The estimated fair value of the hedged swap agreements was a net payable of $1.4 million at December 30, 2000 and a net receivable of $7.9 million at January 1, 2000.

                              KEEBLER FOODS COMPANY

9.  DEBT AND LEASE COMMITMENTS (CONTINUED)

    In 2000, Keebler also maintained an interest rate swap that no longer served as a hedge with the Bank of Nova Scotia, which has a notional amount of $170.0 million and a fixed rate obligation of 5.0185% through February 1, 2001. For the years ended December 30, 2000 and January 1, 2000, $0.2 million and $2.8 million, respectively, were recognized in income from operations in order to mark-to-market the interest rate swap. As of December 30, 2000, the balance of the receivable recorded resulting from this transaction was a $0.8 million current receivable in other current assets in the consolidated balance sheet.

LEASE COMMITMENTS

    Assets recorded under capitalized lease agreements included in property, plant and equipment consist of the following:

(IN THOUSANDS)                      DECEMBER 30, 2000    January 1, 2000
                                   -------------------  -----------------

Land.........................         $           980       $        980
Buildings....................                     848              2,894
Machinery and equipment......                   2,049              2,842
Other leased assets..........                       1                  1
                                  --------------------  -----------------
                                                3,878              6,717
Accumulated depreciation.....                  (1,346)              (417)
                                  --------------------  -----------------
     Total...................         $         2,532       $      6,300
                                  ====================  =================

    Future minimum lease payments under scheduled capital and operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                   Capital       Operating
(IN THOUSANDS)                                      Leases          Leases
                                             --------------  --------------

2001.......................................      $     867       $  35,194
2002.......................................          1,248          28,220
2003.......................................            310          25,460
2004.......................................          4,708          16,780
2005.......................................            202          14,895
2006 and thereafter........................              -          25,494
                                             --------------  --------------
Total minimum payments.....................      $   7,335       $ 146,043
Amount representing interest...............           (930)  ==============
                                             --------------
Obligations under capital lease............          6,405
Obligations due within one year............           (540)
                                             --------------
Long-term obligations under capital leases.      $   5,865
                                             ==============

    Rent expense for all operating leases was $57.8 million, $50.1 million and $38.7 million for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.


10. PLANT AND FACILITY CLOSING COSTS AND SEVERANCE

    In conjunction with the March 6, 2000 acquisition of Austin, Keebler has recognized estimated costs pursuant to a plan to exit certain activities of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the purchase price allocation and were equal to $14.3 million. Spending equal to $9.7 million has occurred through December 30, 2000. Staff reductions of approximately 80 non-union employees are expected as part of the exit plan. Approximately 75 employees had been terminated at December 30, 2000; the remaining terminations are expected to occur in the first quarter of 2001. The remaining spending under the exit plan is expected to be substantially complete in the next fiscal year, with only costs primarily related to health and welfare payments expected to extend beyond 2001.

                              KEEBLER FOODS COMPANY

10. PLANT AND FACILITY CLOSING COSTS AND SEVERANCE (CONTINUED)

    During 1998, as part of accounting for the acquisition of President, Keebler recognized costs pursuant to a plan to exit certain activities and operations of the acquired company. These exit costs, for which there is no future economic benefit, were provided for in the allocation of the purchase price and totaled $12.8 million. Staff reductions were estimated at $6.7 million, with the balance of the reserves allocated to costs associated with manufacturing, sales and distribution facility closings, which principally include lease termination and carrying costs. As of December 30, 2000, substantially all terminations have been made, representing approximately 150 employees under union contract and approximately 80 employees not under union contract. During the year ended January 1, 2000, Keebler adjusted accruals previously established in the accounting for the President acquisition by reducing goodwill and other intangibles by $4.5 million to recognize exit costs that are now expected to be less than initially anticipated. As of December 30, 2000, $4.1 million remained in reserves. The remaining spending under the plan is expected to be substantially complete before the end of 2001, with only noncancelable lease obligations to be paid over the next six years concluding in 2006.

    During 1996, as part of acquiring Keebler and Sunshine, management adopted and began executing a plan to reduce costs and inefficiencies. Certain exit costs totaling $77.4 million were provided for in the allocation of the purchase price of both the Keebler and Sunshine acquisitions. Management's plan included company-wide staff reductions, the closure of manufacturing, distribution and sales force facilities and information system exit costs. Severance, outplacement and other related costs associated with staff reductions were initially estimated at $30.7 million. Costs incurred related to the closing of manufacturing, distribution and sales force facilities, which include primarily severance and lease termination and carrying costs, were expected to total $39.9 million. Approximately 1,420 employees were terminated as a result of this plan. An additional $6.8 million was anticipated for lease costs related to exiting legacy information systems. During the year ended January 1, 2000, Keebler adjusted accruals previously established in the accounting for the Keebler acquisition by reducing goodwill and other intangibles by $0.5 million and reversing $1.3 million into income from operations to recognize exit costs that are now expected to be less than initially anticipated. During the years ended December 30, 2000 and January 2, 1999, Keebler also adjusted accruals previously established in the accounting for the Keebler and Sunshine acquisitions by reducing goodwill and other intangibles by $1.6 million and $3.7 million, respectively, to recognize exit costs that are expected to be less than initially anticipated. As of December 30, 2000, only noncancelable lease obligations are anticipated to extend beyond the next fiscal year, to be paid over the next six years concluding in 2006.

    In addition, during the years ended January 1, 2000 and January 2, 1999, Keebler expensed an additional $0.8 million and $2.8 million, respectively. These charges were principally for costs related to the closure of distribution facilities not included in the original plan adopted by management for the acquisition of Keebler Company. There was no such additional expense incurred during the year ended December 30, 2000.

    The following table sets forth the activity in Keebler's plant and facility closing costs and severance liabilities exclusive of the liabilities resulting from the restructuring and impairment charge recorded in 1999:

(IN THOUSANDS)                  January 3, 1998       Provision        Spending      Adjustment   January 2, 1999
                               -----------------  --------------  --------------  --------------  ----------------
KEEBLER COMPANY
   Severance............             $      231        $    139       $    (293)      $     (28)      $        49
   Facility closure.....                 12,505           2,662          (3,265)           (418)           11,484
   Other................                  1,895               -          (1,689)           (182)               24
                               -----------------   -------------  --------------  --------------  ----------------
       Subtotal.........                 14,631           2,801          (5,247)           (628)           11,557
                               -----------------   -------------  --------------  --------------  ----------------

SUNSHINE BISCUITS, INC.
   Severance............             $      112        $      -       $     (26)      $       -       $        86
   Facility closure.....                  7,735               -          (2,388)         (3,120)            2,227
                               -----------------   -------------  --------------  --------------  ----------------
       Subtotal.........                  7,847               -          (2,414)         (3,120)            2,313
                               -----------------   -------------  --------------  --------------  ----------------

PRESIDENT INTERNATIONAL, INC.
   Severance............             $        -       $   6,653       $     (59)      $       -       $     6,594
   Facility closure.....                      -           5,670               -               -             5,670
   Other................                      -             447               -               -               447
                               -----------------  --------------  --------------  --------------  ----------------
       Subtotal.........                      -          12,770             (59)              -            12,711
                               -----------------  --------------  --------------  --------------  ----------------

         TOTAL..........             $   22,478       $  15,571       $  (7,720)      $  (3,748)      $    26,581
                               =================  ==============  ==============  ==============  ================

                              KEEBLER FOODS COMPANY

10. PLANT AND FACILITY CLOSING COSTS AND SEVERANCE (CONTINUED)

(IN THOUSANDS)                  January 2, 1999       Provision        Spending      Adjustment   January 1, 2000
                               -----------------  --------------  --------------  --------------  ----------------
KEEBLER COMPANY
   Severance............             $       49        $     25       $     (50)      $       -       $        24
   Facility closure.....                 11,484             751          (2,646)         (1,760)            7,829
   Other................                     24               -             (14)            (10)                -
                               -----------------   -------------  --------------  --------------  ----------------
       Subtotal.........                 11,557             776          (2,710)         (1,770)            7,853
                               -----------------   -------------  --------------  --------------  ----------------

SUNSHINE BISCUITS, INC.
   Severance............             $       86        $      -       $     (23)      $       -       $        63
   Facility closure.....                  2,227               -            (265)              -             1,962
                               -----------------   -------------  --------------  --------------  ----------------
       Subtotal.........                  2,313               -            (288)              -             2,025
                               -----------------   -------------  --------------  --------------  ----------------

PRESIDENT INTERNATIONAL, INC.
   Severance............             $    6,594       $       -       $    (576)      $  (3,189)      $     2,829
   Facility closure.....                  5,670               -             (83)           (991)            4,596
   Other................                    447               -            (118)           (319)               10
                               -----------------  --------------  --------------  --------------  ----------------
       Subtotal.........                 12,711               -            (777)         (4,499)            7,435
                               -----------------  --------------  --------------  --------------  ----------------

         TOTAL..........             $   26,581       $     776       $  (3,775)      $  (6,269)      $    17,313
                               =================  ==============  ==============  ==============  ================

(IN THOUSANDS)                  January 1, 2000       Provision        Spending      Adjustment   DECEMBER 30, 2000
                               -----------------  --------------  --------------  --------------  -----------------
KEEBLER COMPANY
   Severance............             $       24        $      -       $      (4)      $       -       $         20
   Facility closure.....                  7,829               -          (1,999)           (500)             5,330
                               -----------------   -------------  --------------  --------------  -----------------
       Subtotal.........                  7,853               -          (2,003)           (500)             5,350
                               -----------------   -------------  --------------  --------------  -----------------

SUNSHINE BISCUITS, INC.
   Severance............             $       63        $      -       $     (24)      $       -       $         39
   Facility closure.....                  1,962               -            (700)         (1,116)               146
                               -----------------   -------------  --------------  --------------  -----------------
       Subtotal.........                  2,025               -            (724)         (1,116)               185
                               -----------------   -------------  --------------  --------------  -----------------

PRESIDENT INTERNATIONAL, INC.
   Severance............             $    2,829       $       -       $  (2,271)      $       -       $        558
   Facility closure.....                  4,596               -          (1,069)              -              3,527
   Other................                     10               -             (10)              -                  -
                               -----------------  --------------  --------------  --------------  -----------------
       Subtotal.........                  7,435               -          (3,350)              -              4,085
                               -----------------  --------------  --------------  --------------  -----------------

AUSTIN QUALITY FOODS, INC.
   Severance............             $        -       $  13,774      $  (9,293)       $       -       $      4,481
   Facility closure.....                      -             479           (408)               -                 71
   Other................                      -              28             (7)               -                 21
                               -----------------  --------------  --------------  --------------  -----------------
       Subtotal.........                      -          14,281         (9,708)               -              4,573
                               -----------------  --------------  --------------  --------------  -----------------

         TOTAL..........             $   17,313       $  14,281      $ (15,785)       $  (1,616)      $     14,193
                               =================  ==============  ==============  ==============  =================

                                                                F-19

                              KEEBLER FOODS COMPANY

11. EMPLOYEE BENEFIT PLANS

    The  Retirement  Plan for  Salaried  and Certain  Hourly-Paid  Employees  of
Keebler Company (the "pension plan") is a trusteed, noncontributory, defined-benefit pension plan. The pension plan covers certain salaried and hourly-paid employees. Assets held by the pension plan consist primarily of common stocks, government securities, bonds, mortgages and money market funds. Benefits provided under the pension plan are primarily based on years of service and the employee's final level of compensation. Keebler's funding policy is to contribute annually not less than the ERISA minimum funding requirements. The pension plan of Austin was merged with Keebler's pension plan as of the acquisition date of March 6, 2000. Additionally, effective December 31, 1998, the pension plans of President were merged with Keebler's pension plan.

    Pension expense included the following components:

                                                                                Years Ended
                                                          -------------------------------------------------------
(IN THOUSANDS)                                            DECEMBER 30, 2000   January 1, 2000    January 2, 1999
                                                          -----------------  -----------------  -----------------
Service cost..........................................        $     11,077       $     13,364       $      9,040
Interest cost.........................................              35,161             32,841             31,080
Expected return on plan assets........................             (50,077)           (41,887)           (39,352)
Amortization of prior service cost....................                 747                689                689
Amortization of net loss..............................                   -                 43                  -
                                                          -----------------  -----------------  -----------------
Pension (benefit) expense.............................        $     (3,092)      $      5,050       $      1,457
                                                          =================  =================  =================

    The expected long-term rate of return on plan assets was 9.5% for the year ended December 30, 2000, 8.7% for the year ended January 1, 2000 and 9.0% for the year ended January 2, 1999, respectively.

                              KEEBLER FOODS COMPANY

11. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The funded status of Keebler's pension plan and amounts recognized in the consolidated balance sheets are as follows:

(IN THOUSANDS)                                                                  DECEMBER 30, 2000        January 1, 2000
                                                                               -------------------    -------------------
Change in projected benefit obligation:
  Benefit obligation at beginning of year.............................              $    (475,350)         $    (520,312)
  Service cost........................................................                    (11,077)               (13,364)
  Interest cost.......................................................                    (35,161)               (32,841)
  Amendments..........................................................                     (2,106)                     -
  Actuarial gain......................................................                     26,596                 60,261
  Acquisition.........................................................                     (8,291)                     -
  Benefits and expenses paid..........................................                     32,766                 30,009
  Curtailment gain....................................................                          -                    897
                                                                               -------------------    -------------------
  Benefit obligation at year end......................................                   (472,623)              (475,350)
                                                                               -------------------    -------------------

Change in plan assets:
  Fair value of plan assets at beginning of year......................                    538,069                565,710
  Actual return on plan assets........................................                     43,802                  2,253
  Employer contributions..............................................                        161                    115
  Acquisition.........................................................                      9,642                      -
  Benefits and expenses paid..........................................                    (32,766)               (30,009)
                                                                               -------------------    -------------------
  Fair value of plan assets at year end...............................                    558,908                538,069
                                                                               -------------------    -------------------

  Funded status.......................................................                     86,286                 62,719
  Unrecognized actuarial gain.........................................                    (57,529)               (37,209)
  Unrecognized prior service cost.....................................                      9,089                  7,730
  Contributions subsequent to measurement date........................                          -                      -
                                                                               -------------------    -------------------
  Prepaid pension.....................................................              $      37,846          $      33,240
                                                                               ===================    ===================

    The pension plan uses the September 30 preceding the fiscal year end as the measurement date. Assumptions used in accounting for the pension plan at each of the respective year ends are as follows:

                                                                               Years Ended
                                                        ----------------------------------------------------------
                                                         DECEMBER 30, 2000    January 1, 2000     January 2, 1999
                                                        -------------------  -----------------  ------------------
Discount rate.........................................                8.0%               7.5%                6.5%
Rate of compensation level increases..................                4.5                4.5                 4.0

    As a result of the closure of the Sayreville, New Jersey manufacturing facility in 1999, the plan recognized a net curtailment gain of $0.1 million resulting from a liability gain of $0.9 million offset by the recognition of $0.8 million of unrecognized prior service cost.

    The plan assets as of December 30, 2000 and January 1, 2000 both include a real estate investment of $3.1 million in a distribution center, which is under an operating lease to Keebler.

    In addition to the pension plan, Keebler also maintains an unfunded supplemental retirement plan for certain highly compensated former executives and an unfunded plan for certain highly compensated current and former executives ("the excess retirement plan"). Benefits provided are based on years of service.

                              KEEBLER FOODS COMPANY

11.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    The supplemental retirement plan expense includes the following components:

                                                                                 Years Ended
                                                         ----------------------------------------------------------
(IN THOUSANDS)                                            DECEMBER 30, 2000    January 1, 2000     January 2, 1999
                                                         -------------------  -----------------  ------------------
Interest cost........................................        $          733        $       698        $        722
                                                         -------------------  -----------------  ------------------
Plan expense.........................................        $          733        $       698        $        722
                                                         ===================  =================  ==================

    The unfunded status of the supplemental retirement plan and the amounts recognized in the consolidated balance sheets are as follows:

(IN THOUSANDS)                                                                  DECEMBER 30, 2000       January 1, 2000
                                                                              --------------------  --------------------
Change in projected benefit obligation:
  Benefit obligation at beginning of year.............................             $      (10,233)       $      (11,119)
  Interest cost.......................................................                       (733)                 (698)
  Actuarial gain......................................................                        720                   944
  Benefits and expenses paid..........................................                        765                   640
                                                                              --------------------  --------------------
  Benefit obligation at year end......................................                     (9,481)              (10,233)
  Fair value of plan assets...........................................                          -                     -
                                                                              --------------------  --------------------
  Funded status.......................................................                     (9,481)              (10,233)
  Unrecognized actuarial gain.........................................                     (1,279)                 (558)
  Benefit payments subsequent to measurement date.....................                        176                   168
                                                                              --------------------  --------------------
  Accrued obligation..................................................             $      (10,584)       $      (10,623)
                                                                              ====================  ====================

    The excess retirement plan expense includes the following components:

                                                                                     Years Ended
                                                             ---------------------------------------------------------
(IN THOUSANDS)                                                DECEMBER 30, 2000    January 1, 2000    January 2, 1999
                                                             -------------------  -----------------  -----------------
Service cost..........................................            $         472        $       431        $       173
Interest cost.........................................                      233                155                 78
Amortization of net loss (gain).......................                       14                  8                (47)
                                                             -------------------  -----------------  -----------------
Pension expense.......................................            $         719        $       594        $       204
                                                             ===================  =================  =================

    The unfunded status of the excess retirement plan and the amounts recognized in the consolidated balance sheets are as follows:


(IN THOUSANDS)                                                                  DECEMBER 30, 2000       January 1, 2000
                                                                               -------------------  --------------------
Change in projected benefit obligation:
  Benefit obligation at beginning of year.............................              $      (3,108)       $       (2,395)
  Service cost........................................................                       (472)                 (431)
  Interest cost.......................................................                       (233)                 (155)
  Actuarial loss......................................................                       (203)                 (158)
  Benefits and expenses paid..........................................                        181                    31
                                                                               -------------------  --------------------
  Benefit obligation at year end......................................                     (3,835)               (3,108)
  Fair value of plan assets...........................................                          -                     -
                                                                               -------------------  --------------------
  Funded status.......................................................                     (3,835)               (3,108)
  Unrecognized actuarial loss.........................................                        690                   501
  Benefit payments subsequent to measurement date.....................                         82                    17
                                                                               -------------------  --------------------
  Accrued obligation..................................................              $      (3,063)       $       (2,590)
                                                                               ===================  ====================

                                                                F-22

                              KEEBLER FOODS COMPANY

11. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The supplemental and excess retirement plans use the September 30 preceding the fiscal year end as the measurement date. Assumptions used in accounting for the supplemental and excess retirement plans for each of the respective year ends are as follows:

                                                                                     Years Ended
                                                              ---------------------------------------------------------
                                                               DECEMBER 30, 2000    January 1, 2000    January 2, 1999
                                                              -------------------  -----------------  -----------------
Discount rate.........................................                      8.0%               7.5%               6.5%
Rate of compensation level increase...................                      4.5                4.5                4.0

    Contributions are also made by Keebler to a retirement program for Grand Rapids union employees. Benefits provided under the plan are based on a flat monthly amount for each year of service and are unrelated to compensation. Contributions are made based on a negotiated hourly rate. For the years ended December 30, 2000, January 1, 2000 and January 2, 1999, Keebler expensed contributions of $2.8 million, $2.5 million and $2.3 million, respectively.

    Keebler contributes to various multiemployer union administered defined-benefit and defined-contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $9.6 million, $6.8 million and $8.9 million for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

12. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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

    The net periodic postretirement benefit expense includes the following components:

(IN THOUSANDS)                                                                    Years Ended
                                                         ------------------------------------------------------------
                                                           DECEMBER 30, 2000     January 1, 2000     January 2, 1999
                                                         --------------------  ------------------  ------------------
Service cost.....................................             $        1,650        $      2,178        $      2,045
Interest cost....................................                      3,436               3,424               3,961
Amortization of prior service cost...............                     (1,391)               (115)               (115)
Amortization of net gain.........................                       (318)               (375)                  -
                                                         --------------------  ------------------  ------------------
Net periodic postretirement benefit cost.........             $        3,377        $      5,112        $      5,891
                                                         ====================  ==================  ==================

                              KEEBLER FOODS COMPANY

12.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)

    The unfunded status of the plan reconciled to the postretirement obligation in Keebler's consolidated balance sheets is as follows:

(IN THOUSANDS)                                                                  DECEMBER 30, 2000       January 1, 2000
                                                                               -------------------  --------------------
Change in accumulated postretirement benefit obligation:
  Benefit obligation at beginning of year.............................              $     (48,104)      $       (56,269)
  Service cost........................................................                     (1,650)               (2,178)
  Interest cost.......................................................                     (3,436)               (3,424)
  Amendments..........................................................                          -                 8,531
  Actuarial gain......................................................                      1,724                   717
  Curtailment gain....................................................                          -                   108
  Benefits and expenses paid..........................................                      4,990                 4,411
                                                                               -------------------  --------------------
  Benefit obligation at year end......................................                    (46,476)              (48,104)
  Fair value of plan assets...........................................                          -                     -
                                                                               -------------------  --------------------
  Funded status.......................................................                    (46,476)              (48,104)
  Unrecognized actuarial gain.........................................                     (9,593)               (8,187)
  Unrecognized prior service cost.....................................                     (7,506)               (8,897)
  Benefit payments subsequent to measurement date.....................                      1,567                   880
                                                                               -------------------  --------------------
  Postretirement obligation...........................................              $     (62,008)      $       (64,308)
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

    The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 7.5% for the years ended December 30, 2000 and January 1, 2000 and 6.5% for the year ended January 2, 1999. The plan uses the September 30 preceding the fiscal year end as the measurement date.

    The weighted average annual assumed rate of increase in the cost of covered benefits was 7.0% for 2000 declining to an ultimate trend rate of 5.0% in 2002. A 1% increase in the trend rate for health care costs would have increased the accumulated benefit obligation for the year ended December 30, 2000 by $1.8 million and the net periodic benefit cost by $0.3 million. A 1% decrease in the trend rate for health care costs would have decreased the accumulated benefit obligation and net periodic benefit cost by $1.8 million and $0.3 million, respectively, for the year ended December 30, 2000.

    Keebler also provides postemployment medical benefits to employees on long-term disability. The plan is a comprehensive indemnity-type plan which covers nonunion employees on long-term disability. There is no length of service requirement. The plan incorporates coinsurance payments and deductibles. Keebler does not fund the plan. The postemployment obligation included in the consolidated balance sheets at December 30, 2000 and January 1, 2000 was $5.6 million and $5.5 million, respectively.

                              KEEBLER FOODS COMPANY

13. INCOME TAXES

    The components of income tax expense were as shown below:

                                                                                 Years Ended
                                                         ----------------------------------------------------------
(IN THOUSANDS)                                             DECEMBER 30, 2000    January 1, 2000    January 2, 1999
                                                         --------------------  -----------------  -----------------
Current:
  Federal...........................................           $      76,242        $    71,794        $    58,269
  State.............................................                   5,452              6,739              4,618
                                                         --------------------  -----------------  -----------------
Current provision for income taxes..................                  81,694             78,533             62,887
Deferred:
  Federal...........................................                  24,292             (4,837)             8,494
  State.............................................                   2,782               (521)             1,581
                                                         --------------------  -----------------  -----------------
Deferred provision for income taxes.................                  27,074             (5,358)            10,075
                                                         --------------------  -----------------  -----------------
                                                               $     108,768        $    73,175        $    72,962
                                                         ====================  =================  =================

    The differences between the income tax expense calculated at the federal statutory income tax rate and Keebler's consolidated income tax expense are as follows:

                                                                                 Years Ended
                                                         ----------------------------------------------------------
(IN THOUSANDS)                                            DECEMBER 30, 2000    January 1, 2000     January 2, 1999
                                                         -------------------  -----------------  ------------------
U.S. federal statutory rate........................           $      99,526        $    56,483        $     59,339
State income taxes (net of federal benefit)........                   9,547              5,849               5,813
Intangible amortization............................                   4,602              6,306               3,160
All others.........................................                  (4,907)             4,537               4,650
                                                         -------------------  -----------------  ------------------
                                                              $     108,768        $    73,175        $     72,962
                                                         ===================  =================  ==================

    Included in the $4.9 million credit to the consolidated income tax expense for the year ended December 30, 2000, were a research and development credit and the recognition of satisfactory resolution of certain income tax contingencies.

    The deferred tax assets and deferred tax (liabilities) recorded on the consolidated balance sheets consist of the following:

(IN THOUSANDS)                                                             DECEMBER 30, 2000       January 1, 2000
                                                                         --------------------  --------------------
Depreciation.......................................................           $      (76,115)       $      (57,604)
Trademarks, trade names and intangibles............................                  (67,591)              (64,887)
Prepaid pension....................................................                  (15,028)              (13,327)
Inventory valuation................................................                   (2,135)                 (559)
Other..............................................................                     (399)              (10,503)
                                                                         --------------------  --------------------
                                                                                    (161,268)             (146,880)
                                                                         --------------------  --------------------
Postretirement/postemployment benefits.............................                   25,860                26,778
Plant and facility closing costs and severance.....................                    8,330                17,469
Workers' compensation..............................................                    6,711                 5,695
Incentives and deferred compensation...............................                   10,594                 7,801
Employee benefits..................................................                   11,668                11,000
                                                                         --------------------  --------------------
                                                                                      63,163                68,743
                                                                         --------------------  --------------------
                                                                              $      (98,105)       $      (78,137)
                                                                         ====================  ====================

    Income taxes paid, net of refunds, were approximately $103.9 million, $49.6 million and $67.1 million for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

                              KEEBLER FOODS COMPANY

14. SHAREHOLDERS' EQUITY

COMMON STOCK

    Cash dividends of $38.0 million were paid during the year ended December 30, 2000 while no cash dividends were declared for the years ended January 1, 2000 or January 2, 1999. Keebler's ability to pay cash dividends is limited by the Credit Facility and the Senior Subordinated Notes. The most limiting dividend restriction exists under the Senior Subordinated Notes, which limits dividend payments to the sum of: (i) 50% of consolidated cumulative net income, (ii) net cash proceeds received from the issuance of capital stock, (iii) net cash proceeds received from the exercise of stock options and warrants, (iv) net cash proceeds received from the conversion of indebtedness into capital stock and (v) the net reduction in investments made by Keebler.

TREASURY STOCK

    In March 1998, Keebler's Board of Directors authorized the repurchase, at management's discretion, of up to $30.0 million of shares of the Company's common stock. Keebler purchased the authorized shares during 1998 and 1999, which fulfilled the treasury stock plan. In the first quarter of the current year, 353,625 shares were purchased back into treasury at a cost of $10.0 million resulting in 1,334,382 treasury shares held at April 22, 2000. No additional treasury stock activity occurred subsequent to the first quarter of 2000. The share repurchase program was primarily instituted to offset dilution, which may result from the exercise and sale of shares related to employee stock options. The repurchases of shares of common stock are recorded as treasury stock using the cost method and result in a reduction of shareholders' equity. Should the treasury shares be reissued, Keebler intends to use a first-in, first-out method of reissuance.


15. STOCK OPTION PLAN

    Keebler has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market value) of the underlying stock options at the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if Keebler had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the pro forma disclosures regarding net income and earnings per share for the years ended December 30, 2000, January 1, 2000 and January 2, 1999:

(IN THOUSANDS EXCEPT PER SHARE DATA)                                              Years Ended
                                                         -----------------------------------------------------------
                                                           DECEMBER 30, 2000     January 1, 2000    January 2, 1999
                                                         --------------------  ------------------  -----------------
Net income:
   As reported.....................................           $      175,592       $      88,205       $     94,871
   Pro forma.......................................           $      172,869       $      86,890       $     91,032
Basic net income per share:
   As reported.....................................           $         2.07       $        1.05       $       1.14
   Pro forma.......................................           $         2.05       $        1.04       $       1.09
Diluted net income per share:
   As reported.....................................           $         2.00       $        1.01       $       1.08
   Pro forma.......................................           $         1.96       $        0.99       $       1.04
Weighted  average  grant  date fair  value of options
   granted during the year.........................           $        10.17       $       11.88       $       8.53


                              KEEBLER FOODS COMPANY

15. STOCK OPTION PLAN (CONTINUED)

    These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, which is variable, and additional options may be granted in future years. In 2000, 1999 and 1998, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because Keebler's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For options granted, the following weighted average assumptions were used to determine the fair value:

                                                                             Years Ended
                                                   -----------------------------------------------------------
                                                     DECEMBER 30, 2000     January 1, 2000    January 2, 1999
                                                   --------------------  ------------------  -----------------
Dividend yield............................                        1.1%                0.0%               0.0%
Expected volatility.......................                       31.6%               24.8%              27.2%
Risk-free interest rate...................                       5.84%               5.76%              5.04%
Expected option life (years)..............                          5                   5                  5

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
                                                                                  ==================
------------------------------------------------------------------------------------------------------------------------

                                                                                        Year Ended January 1, 2000
                                                                                  --------------------------------------
                                                                                                               Weighted
                                                                                                                Average
                                                                                            Options      Exercise Price
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................            6,456,280         $     1.99
Granted.......................................................................                    -                  -
Exercised.....................................................................              491,570               2.23
Forfeited.....................................................................               45,081               1.93
Expired.......................................................................                    -                  -
                                                                                  ------------------
Outstanding at the end of the period..........................................            5,919,629         $     1.97
                                                                                  ==================
Exercisable at the period end.................................................            4,493,801         $     1.96
                                                                                  ==================
------------------------------------------------------------------------------------------------------------------------

                              KEEBLER FOODS COMPANY

15.  STOCK OPTION PLAN (CONTINUED)

                                                                                      YEAR ENDED DECEMBER 30, 2000
                                                                                  --------------------------------------
                                                                                                               WEIGHTED
                                                                                                                AVERAGE
                                                                                            OPTIONS      EXERCISE PRICE
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................            5,919,629         $     1.97
Granted.......................................................................                    -                  -
Exercised.....................................................................            1,608,846               1.98
Forfeited.....................................................................                    -                  -
Expired.......................................................................                    -                  -
                                                                                  ------------------
Outstanding at the end of the period..........................................            4,310,783         $     1.97
                                                                                  ==================
Exercisable at the period end.................................................            3,366,458         $     1.96
                                                                                  ==================
------------------------------------------------------------------------------------------------------------------------

    Exercise prices as of December 30, 2000, for options outstanding under the 1996 Stock Option Plan ranged from $1.74 to $5.23. The weighted average remaining contractual life of these options is approximately five and one-half years.

    Under Keebler's 1998 Omnibus Stock Incentive Plan, 6,500,000 shares of Keebler's stock were authorized for future grant. All options granted generally have ten year terms and vest at the end of five years. Vesting can be accelerated if certain stock price performance measures are met.

    The following table summarizes the 1998 Omnibus Stock Incentive Plan activity:

                                                                                       Year Ended January 2, 1999
                                                                                  --------------------------------------
                                                                                                               Weighted
                                                                                                                Average
                                                                                            Options      Exercise Price
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................                    -         $        -
Granted.......................................................................            2,737,836              25.03
Exercised.....................................................................                    -                  -
Forfeited.....................................................................               22,200              27.31
Expired.......................................................................                    -                  -
                                                                                  ------------------
Outstanding at the end of the period..........................................            2,715,636         $    25.01
                                                                                  ==================
Exercisable at the period end.................................................                    -         $        -
                                                                                  ==================
------------------------------------------------------------------------------------------------------------------------

                                                                                       Year Ended January 1, 2000
                                                                                  --------------------------------------
                                                                                                               Weighted
                                                                                                                Average
                                                                                            Options      Exercise Price
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................            2,715,636         $    25.01
Granted.......................................................................              270,234              34.98
Exercised.....................................................................               39,140              24.82
Forfeited.....................................................................              123,634              25.27
Expired.......................................................................                5,494              27.31
                                                                                  ------------------
Outstanding at the end of the period..........................................            2,817,602         $    25.96
                                                                                  ==================
Exercisable at the period end.................................................              899,699         $    25.74
                                                                                  ==================
------------------------------------------------------------------------------------------------------------------------

                              KEEBLER FOODS COMPANY

15.  STOCK OPTION PLAN (CONTINUED)

                                                                                      YEAR ENDED DECEMBER 30, 2000
                                                                                  --------------------------------------
                                                                                                               WEIGHTED
                                                                                                                AVERAGE
                                                                                            OPTIONS      EXERCISE PRICE
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................            2,817,602         $    25.96
Granted.......................................................................               89,362              29.59
Exercised.....................................................................              126,087              26.01
Forfeited.....................................................................               83,753              28.54
Expired.......................................................................                6,814              29.63
                                                                                  ------------------
Outstanding at the end of the period..........................................            2,690,310         $    25.98
                                                                                  ==================
Exercisable at the period end.................................................            1,746,676         $    25.98
                                                                                  ==================
------------------------------------------------------------------------------------------------------------------------

    Exercise prices as of December 30, 2000, for options outstanding under the 1998 Omnibus Stock Incentive Plan ranged from $24.00 to $42.41. The weighted average remaining contractual life of these options is approximately four years.

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
                                                                                  ==================
------------------------------------------------------------------------------------------------------------------------

                                                                                        Year Ended January 1, 2000
                                                                                  --------------------------------------
                                                                                                               Weighted
                                                                                                                Average
                                                                                            Options      Exercise Price
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................               22,500         $    27.44
Granted.......................................................................                7,500              30.75
Exercised.....................................................................                    -                 -
Forfeited.....................................................................                    -                 -
Expired.......................................................................                    -                 -
                                                                                  ------------------
Outstanding at the end of the period..........................................               30,000         $    28.27
                                                                                  ==================
Exercisable at the period end.................................................               30,000         $    28.27
                                                                                  ==================
------------------------------------------------------------------------------------------------------------------------

                              KEEBLER FOODS COMPANY

15. STOCK OPTION PLAN (CONTINUED)

                                                                                       YEAR ENDED DECEMBER 30, 2000
                                                                                  --------------------------------------
                                                                                                               WEIGHTED
                                                                                                                AVERAGE
                                                                                            OPTIONS      EXERCISE PRICE
                                                                                  ------------------  ------------------
Outstanding at the beginning of the period....................................               30,000        $     28.27
Granted.......................................................................                5,250              25.75
Exercised.....................................................................                    -                 -
Forfeited.....................................................................                    -                 -
Expired.......................................................................                    -                 -
                                                                                  ------------------
Outstanding at the end of the period..........................................               35,250        $     27.89
                                                                                  ==================
Exercisable at the period end.................................................               35,250        $     27.89
                                                                                  ==================
------------------------------------------------------------------------------------------------------------------------

    Exercise prices as of December 30, 2000 for options outstanding under the Non-Employee Director Stock Plan ranged from $25.75 to $30.75. The weighted average remaining contractual life of these options is approximately seven and one-half years.


16. NET INCOME PER SHARE

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

     The following table sets forth the computation of basic and diluted net income per share:

                                                                                     Years Ended
                                                           -----------------------------------------------------------
(IN THOUSANDS)                                               DECEMBER 30, 2000     January 1, 2000    January 2, 1999
                                                           --------------------  ------------------  -----------------
NUMERATOR:
   Income before extraordinary item.................                 $ 175,592           $  88,205          $  96,577
   Extraordinary item, net of tax...................                         -                   -              1,706
                                                           --------------------  ------------------  -----------------
   Net income.......................................                 $ 175,592           $  88,205          $  94,871
                                                           ====================  ==================  =================
DENOMINATOR:
   Denominator for Basic Net Income Per Share
        Weighted Average Shares.....................                    84,517              83,759             83,254
   Effect of Dilutive Securities:
        Stock options...............................                     3,323               3,886              3,992
        Warrants....................................                         -                   -                240
                                                           --------------------  ------------------  -----------------
        Diluted potential common shares.............                     3,323               3,886              4,232
                                                           --------------------  ------------------  -----------------
   Denominator for Diluted Net Income Per Share.....                    87,840              87,645             87,486
                                                           ====================  ==================  =================

    For the year ended December 30, 2000, there were weighted average options to purchase 148,990 shares of common stock at an exercise price ranging from $36.19 to $42.41, which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. For the year ended January 1, 2000, there were weighted average options to purchase 143,122 shares of common stock at an exercise price ranging from $32.13 to $39.25, which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive. For the year ended January 2, 1999, there were weighted average options to purchase 96,478 shares of common stock at an exercise price ranging from $28.88 to $32.13, which were excluded from the computation of diluted net income per share as the exercise price of the options exceeded the average market price of common shares; and therefore, the effect would have been antidilutive.

                              KEEBLER FOODS COMPANY

17. SEGMENT INFORMATION

    In 1998, Keebler adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Keebler's reportable segments are Branded and Specialty. The reportable segments were determined using Keebler's method of internal reporting, which divides and analyzes the business by sales channel. The nature of the customers, products and method of distribution can vary by sales channel. The reportable segments represent an aggregation of similar sales channels. The Branded segment is comprised of sales channels that principally market brand name cookie and cracker products to retail outlets. Either a Keebler sales employee or a distributor sells products in the Branded segment. The sales channels in the Specialty segment primarily sell cookies, crackers and brownie products that are manufactured on a made-to-order basis or that are produced in individual packs to be used in various institutions (i.e., restaurants, hospitals, etc.), as well as cookies manufactured for the Girls Scouts of the U.S.A. Many of the products sold by the Specialty segment are done so through the use of brokers.

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

    There are no  intersegment  transactions  that  result in  revenue or profit
(loss). Asset information by reportable segment is not presented as Keebler does not report or generate such information internally. However, depreciation expense included in the determination of a segment's profit contribution has been presented. The depreciation expense for each reportable segment reflects the amount absorbed in the standard cost of products sold, as well as the depreciation that relates to assets used entirely by the respective segment. The following table presents certain information included in the profit contribution of each segment for the years ended December 30, 2000, January 1, 2000 and January 2, 1999. Prior year numbers have been restated for reclassifications between reportable segments.

                                                       Branded      Specialty
(IN THOUSANDS)                                         Segment        Segment      Other (1)          Total
                                                  -------------  -------------  -------------  -------------
YEAR ENDED DECEMBER 30, 2000:

NET SALES TO EXTERNAL CUSTOMERS...........         $ 2,123,723    $   633,227    $         -    $ 2,756,950
DEPRECIATION EXPENSE......................              25,334         11,413         34,379         71,126
PROFIT CONTRIBUTION.......................             390,848        128,243              -        519,091

YEAR ENDED JANUARY 1, 2000:

Net sales to external customers...........         $ 2,020,528    $   647,243    $         -    $ 2,667,771
Depreciation expense......................              21,210          8,307         35,017         64,534
Profit contribution.......................             350,657        108,895              -        459,552

YEAR ENDED JANUARY 2, 1999:

Net sales to external customers...........         $ 1,726,668    $   499,812    $         -    $ 2,226,480
Depreciation expense......................              23,690          7,846         27,867         59,403
Profit contribution.......................             282,639         85,898              -        368,537

---------------------------------------------

(1) Represents expenses incurred by the functional support departments that are not allocated to the reportable segments.

                              KEEBLER FOODS COMPANY

17. SEGMENT INFORMATION (CONTINUED)

    The net sales to external customers from the reportable segments equal the consolidated net sales of Keebler. A reconciliation of segment profit contribution to total consolidated income from continuing operations before income tax expense for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 is as follows:

                                                                                  Years Ended
                                                          ---------------------------------------------------------
(IN THOUSANDS)                                             DECEMBER 30, 2000    January 1, 2000    January 2, 1999
                                                          -------------------  -----------------  -----------------
INCOME BEFORE INCOME TAX EXPENSE:
Reportable segments' profit contribution............           $     519,091        $   459,552        $   368,537
Unallocated functional support costs (2)............                 191,616            195,649            172,498
Restructuring and impairment (credit) charge........                    (996)            66,349                  -
Interest expense, net...............................                  44,111             36,174             26,500
                                                          -------------------  -----------------  -----------------
   Income before Income Tax Expense.................           $     284,360        $   161,380        $   169,539
                                                          ===================  =================  =================

(2) Includes support costs such as distribution, research and development, corporate administration and other (income) expense, which are not allocated internally to reportable segments.

    Net sales to external customers consist of cookies, crackers and other baked goods for all periods presented. All long-lived assets at December 30, 2000, January 1, 2000 and January 2, 1999 are located in the United States. Net sales to external customers made outside the United States, as well as to any single customer, are not material to consolidated net sales for the years ended December 30, 2000, January 1, 2000 and January 2, 1999.


18. UNAUDITED QUARTERLY FINANCIAL DATA

    Results of operations for each of the four quarters of the fiscal years ended December 30, 2000 and January 1, 2000 follow. Each quarter represents a period of twelve weeks except the first quarter which consists of sixteen weeks.


                                                         Quarter 1         Quarter 2           Quarter 3         Quarter 4
                                                    -----------------  -----------------  -----------------  -----------------
(IN MILLIONS EXCEPT PER SHARE DATA)                   2000*      1999     2000     1999      2000     1999      2000     1999
                                                    -------- --------  -------- --------  -------- --------  -------- --------
Net sales......................................      $855.9   $852.0    $613.6   $587.9    $642.2   $615.8    $645.3   $612.1
Gross profit...................................       492.5    471.3     360.2    330.5     388.0    354.6     397.2    360.8
Restructuring and impairment (credit) charge...           -        -      (1.0)    69.2         -        -         -     (2.9)
Net income (loss)..............................       $47.5    $32.7     $33.4   $(21.4)    $41.0    $32.1     $53.7    $44.8

Basic net income per share:
   Net income (loss)...........................       $0.57    $0.39     $0.39   $(0.25)    $0.48    $0.38     $0.63    $0.53
                                                    ======== ========  ======== ========  ======== ========  ======== ========
Diluted net income per share:
   Net income (loss)...........................       $0.55    $0.37     $0.38   $(0.24)    $0.46    $0.37     $0.61    $0.51
                                                    ======== ========  ======== ========  ======== ========  ======== ========

----------------------------------------------------------------------------------------------------------------------------------

* Quarter 1, 2000 includes the operating results of Austin from the acquisition date of March 6, 2000 through April 22, 2000.

                              KEEBLER FOODS COMPANY

19. SALES INCENTIVES

    In November 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of Issue No. 00-14, costs are generally recognized at the date on which the related revenue is recorded and is to be classified as a reduction in revenue. Upon adoption of Issue No. 00-14, which becomes effective on June 30, 2001, prior year financial statements will be restated for comparative purposes.

     The Company records coupon redemption expense within selling, marketing and administrative expenses on the Consolidated Statements of Operations. These sales incentives offered by the Company have the effect of reducing the price of a product to a customer at the point of sale. Coupon redemption expense was $22.7 million, $20.1 million and $21.7 million for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.



                                    * * * * *

                        REPORT OF INDEPENDENT ACCOUNTANTS



THE BOARD OF DIRECTORS AND SHAREHOLDERS OF KEEBLER FOODS COMPANY:

Our report on the consolidated financial statements of Keebler Foods Company and Subsidiaries is included on page F-2 of the Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of the Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





PricewaterhouseCoopers LLP





Chicago, Illinois
January 31, 2001


ITEM 14 (D).    FINANCIAL STATEMENT SCHEDULE                                                                    SCHEDULE II

                                                        KEEBLER FOODS COMPANY
                                               SCHEDULE II -- VALUATION AND QUALIFYING
                                       ACCOUNTS FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY
                                                     1, 2000 AND JANUARY 2, 1999

                                                           (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
                     COL. A                          COL. B                 COL. C                  COL. D       COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                                                   ------------------------
                                                   BALANCE AT      CHARGED TO    CHARGED TO                      BALANCE AT
                                                    BEGINNING          COSTS/         OTHER                             END
                   Description                      OF PERIOD        EXPENSES      ACCOUNTS          DEDUCTIONS   OF PERIOD
-------------------------------------------------- ----------      ----------    ----------      -------------- -----------
Those    valuation  and  qualifying  accounts  which are deducted in the balance sheet from the assets to which they apply:

YEAR ENDED DECEMBER 30, 2000
         For discounts and doubtful accounts        $  8,568        $ 21,858      $  1,525 (5)    $(24,612)(2)   $   7,339
                                                   ==========      ==========    ==========      ==========     ===========

         For inventory reserves                     $  6,675        $  8,693      $    767 (5)    $ (7,929)(3)   $   8,206
                                                   ==========      ==========    ==========      ==========     ===========

YEAR ENDED JANUARY 1, 2000
         For discounts and doubtful accounts        $  7,782        $ 22,474      $      -        $(21,688)(2)   $   8,568
                                                   ==========      ==========    ==========      ==========     ===========

         For deferred taxes                         $ 84,350        $      -      $(84,350)(4)    $      -       $       -
                                                   ==========      ==========    ==========      ==========     ===========

         For inventory reserves                     $  9,614        $  4,026      $      -        $ (6,965)(3)   $   6,675
                                                   ==========      ==========    ==========      ==========     ===========

YEAR ENDED JANUARY 2, 1999
         For discounts and doubtful accounts        $  4,965        $ 20,148      $  2,879 (1)    $(20,210)(2)   $   7,782
                                                   ==========      ==========    ==========      ==========     ===========

         For deferred taxes                         $ 84,350        $      -      $      -        $      -       $  84,350
                                                   ==========      ==========    ==========      ==========     ===========

         For inventory reserves                     $  6,782        $  7,484      $  1,807 (1)    $ (6,459)(3)   $   9,614
                                                   ==========      ==========    ==========      ==========     ===========


  (1)    Amount acquired in the acquisition of President International, Inc.
  (2)    Primarily charges against reserves, net of recoveries.
  (3)    Inventory write-offs, net.
  (4)    Amount eliminated due to the resolution of a pre-acquisition contingency.
  (5)    Amount acquired in the acquisition of Austin Quality Foods, Inc.




                                EXHIBIT INDEX

  EXHIBIT
   NUMBER                          DESCRIPTION

   2.1 Agreement and Plan of Merger dated as of October 26, 2000 by and among Keebler Foods Company ("Keebler"), Kellogg Company ("Kellogg") and FK Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of Keebler's Current Report on Form 8-K previously filed with the Securities and Exchange Commission (the "Commission") on November 7, 2000 (Commission File No. 001-13705))

   2.2 Voting Agreement dated as of October 26, 2000 by and between Flowers Industries, Inc. and Kellogg (incorporated herein by reference to Exhibit 99.1 of Keebler's Current Report on Form 8-K previously filed with the Commission on November 7, 2000 (Commission File No. 001-13705))

   2.3 Stock Purchase Agreement dated as of January 19, 2000 by and among R & H Trust Co (Jersey) Limited, as Trustee, as a Seller, HB Marketing & Franchising L.P., as a Seller, 697163 Alberta Ltd, as a Seller, William C. Burkhardt, as a Seller, Austin Quality Foods, Inc., and Keebler, as Purchaser (incorporated herein by reference to Exhibit 2.3 of Keebler's Current Report on Form 8-K previously filed with the Commission on March 16, 2000 (Commission File No. 001-13705))

   2.4 Stock Purchase Agreement dated as of August 24, 1998 between Keebler and President International, Inc. (incorporated herein by reference to Exhibit 2.2 of Keebler's Current Report on Form 8-K previously filed with the Commission on October 9, 1998 (Commission File No. 001-13705) (the "October Report"))

   3.1 Amended and Restated Certificate of Incorporation of Keebler (incorporated herein by reference to Exhibit 3.1 of Keebler's Registration Statement on Form S-1 previously filed with the Commission (Commission File No. 333-42075) (the "1998 Registration Statement"))

   3.2 Amended and Restated By-Laws of Keebler (incorporated herein by reference to Exhibit 3.2 of the 1998 Registration Statement)

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

  EXHIBIT
   NUMBER                          DESCRIPTION

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

   10.10 Supplement to Subsidiary Guaranty (Hollow Tree) (incorporated herein by reference to Exhibit 10.29 of the 1998 Registration Statement)

   10.11 Supplement to Subsidiary Guaranty (Elfin Equity) (incorporated herein by reference to Exhibit 10.30 of the 1998 Registration Statement)

   10.12 $700,000,000 Senior Credit Facility dated as of September 28, 1998 among Keebler, various financial institutions and the Bank, as Lead Arranger and Administrative Agent, The First National Bank of Chicago, as the Syndication Agent and the Bank of Montreal, as the Managing Agent (incorporated herein by reference to Exhibit 10.33 of the October Report)

   10.13 Keebler Company Deferred Compensation Plan for certain officers of Keebler dated January 1, 1999 (incorporated herein by reference to Exhibit 10.18 of the 1998 Form 10-K)

   10.14 Keebler Foods Company Deferred Compensation Plan for Non-Affiliate Directors dated March 10, 1999 (incorporated herein by reference to Exhibit 10.19 of the 1998 Form 10-K)

   10.15 Receivables Purchase Agreement dated as of January 29, 1999 among Keebler Funding Corporation, Keebler, Liberty Street Funding Corp. and the Bank (incorporated herein by reference to Exhibit 10.20 of the 1998 From 10-K)

   EXHIBIT
    NUMBER                         DESCRIPTION

   10.16 On January 23, 2001, an information statement was filed in connection with the proposed acquisition of Keebler by Kellogg (incorporated herein by reference to Exhibit 10.16 of the 2000 Form 10-K). The acquisition will be effected by the merger of a wholly-owned subsidiary of Kellogg with Keebler pursuant to an Agreement and Plan of Merger dated as of October 26, 2000 among Keebler, Kellogg and the merger subsidiary.

   21         Subsidiaries of Keebler

   27         Financial Data Schedule